Form 10-Q
period 1996-06-30
VOXEL /CA/
filed 1996-08-12
CIK 927472

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1996

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                        Commission File Number: 0 - 24836

                                      VOXEL
             (Exact name of registrant as specified in its charter)

         California                                             33-0301060
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

              26081 Merit Circle, Suite 117, Laguna Hills, CA   92653
              (Address of principal executive offices)        (zip code)

                                 (714) 348-3200
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X     No
                                        ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value:  7,999,198 shares outstanding at August 7, 1996.

                                      VOXEL

                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 1996 and          3
           December 31, 1995

           Condensed Consolidated Statements of Operations for the             4
           Three Months and Six Months Ended June 30, 1996 and June
           30, 1995; and for the Period from April 15, 1988 (date of inception) to June 30, 1996

           Condensed Consolidated Statements of Cash Flows for the             5
           Six Months Ended June 30, 1996 and June 30, 1995 and for
           the Period from April 15, 1988 (date of inception) to June 30,
           1996

           Notes to Interim Condensed Consolidated Financial                   6
           Statements

Item 2.    Management's Discussion and Analysis of Financial                   7
           Condition and Results of Operations

PART II -  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security-Holders                10

Item 6.    Exhibits and Reports on Form 8-K                                   10

                                      VOXEL
                          (A development stage company)

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                      JUNE 30,      December 31,
                                                                        1996           1995
                                                                     -----------    ------------
Assets                                                               (UNAUDITED)
Currents assets:
    Cash and cash equivalents                                         $     25        $  4,398
    Short-term investments                                               1,235              --
    Other current assets                                                    42              34
                                                                      --------        --------
Total current assets                                                     1,302           4,432
Property and equipment:
    Furniture and equipment                                              1,098             996
    Leasehold improvements                                                 222             201
                                                                      --------        --------
                                                                         1,320           1,197
    Less accumulated depreciation and amortization                        (764)           (671)
                                                                      --------        --------
                                                                           556             526
Other assets (net of accumulated amortization of $70 in
     1996 and $66 in 1995)                                                  18              22
                                                                      --------        --------
Total assets                                                          $  1,876        $  4,980
                                                                      ========        ========
Liabilities and shareholders' equity
Current liabilities:
    Accounts payable and accrued expenses                             $    502        $    424
    Short-term note payable                                                 --             105
    Current portion of lease obligation                                     63              81
                                                                      --------        --------
Total current liabilities                                                  565             610
Long-term lease obligation                                                   7              28

Commitments

Shareholders' equity:
    Convertible Series C preferred stock, no par value:
        Authorized shares - 4,000,000; Issued and outstanding
        shares - 4,000,000 in 1995 and none in 1996                         --           3,600
    Common stock, no par value:
        Authorized shares - 15,000,000;  Issued and outstanding
        shares - 4,228,869 in 1995 and 5,399,198 in 1996                20,051          16,313
    Deficit accumulated during the development stage                   (18,717)        (15,541)
    Notes receivable from shareholders                                     (30)            (30)
                                                                      --------        --------
Total shareholders' equity                                               1,304           4,342
                                                                      --------        --------

Total liabilities and shareholders' equity                            $  1,876        $  4,980
                                                                      ========        ========

See accompanying notes.

                                      VOXEL

                          (A Development Stage Company)

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                                                                          PERIOD FROM
                                              THREE MONTHS ENDED              SIX MONTHS ENDED        APRIL 15, 1988 (DATE
                                                    JUNE 30,                       JUNE 30,             OF INCEPTION) TO
                                           -------------------------       ----------------------         June 30,
                                             1996             1995            1996           1995             1996
                                           --------        ---------       ---------      --------        ----------
Net revenues                               $     --        $     --        $     --        $     --        $     --
                                           --------        --------        --------        --------
Costs and expenses:
    Research and development                  1,137             860           2,141           1,833          11,270
    General and administrative                  595             433           1,093             846           7,092
    Interest expense                              4               9               8              20             809
    Interest income                             (25)            (59)            (66)           (135)           (454)
                                           --------        --------        --------        --------        --------

                                              1,711           1,243           3,176           2,564          18,717
                                           --------        --------        --------        --------        --------

Net loss                                   $ (1,711)       $ (1,243)       $ (3,176)       $ (2,564)       $(18,717)
                                           ========        ========        ========        ========        ========

Net loss per share                         $  (0.33)       $  (0.30)       $  (0.65)       $  (0.62)
                                           ========        ========        ========        ========
Average common and common
equivalent shares                             5,250           4,179           4,885           4,144
                                           ========        ========        ========        ========



See accompanying notes.

                                      VOXEL
                          (A development stage company)

                 Condensed Consolidated Statements of Cash Flows
                           (In thousands) (unaudited)

                                                                                           PERIOD FROM
                                                                SIX MONTHS ENDED         APRIL 15, 1988
                                                                    JUNE 30,          (DATE OF INCEPTION)
                                                            ------------------------       To June 30,
                                                              1996            1995            1996
                                                            --------        --------        --------
Operating activities
Net loss                                                    $ (3,176)       $ (2,564)       $(18,717)
Adjustments to reconcile net loss to cash
used in operating activities:
    Depreciation                                                 100              83             771
    Amortization                                                   4               2              70
    Amortization of deferred compensation                         18               2             177
    Gain on sale of property and equipment                        (5)             (5)
    Change in operating assets and liabilities:
        Other current assets                                      (8)             (6)            (70)
        Accounts payable and accrued expenses                     78             (33)            661
        Short-term note payable                                 (105)             --              --
                                                            --------        --------        --------
Net cash used in operating activities                         (3,094)         (2,516)        (17,113)

Investing activities
Purchases of property and equipment                             (131)            (46)         (1,169)
Proceeds from sale of property and equipment                       6              --               6
Decrease in other assets                                          --              --             (33)
Decrease (increase) in short-term investments                 (1,235)          2,409          (1,235)
                                                            --------        --------        --------
Net cash provided by (used in) investing activities           (1,360)          2,363          (2,431)

Financing activities
Sale of common stock                                             120             302           9,380
Increase in notes payable                                         --              --           5,683
Payments on notes payable                                         --              --          (2,151)
Proceed from issuance of preferred stock                          --              --           6,746
Proceeds from sale/leaseback transaction                          --              --             406
Payments on capital lease obligation                             (39)            (94)           (495)
                                                            --------        --------        --------
Net cash provided by financing activities                         81             208          19,569

Net increase (decrease) in cash and cash equivalents          (4,373)             55              25
Cash and cash equivalents at the beginning
of period                                                      4,398             613              --
                                                            --------        --------        --------
Cash and cash equivalents at end of period                  $     25        $    668        $     25
                                                            ========        ========        ========
Cash paid for interest                                      $      8        $     20        $    175
                                                            ========        ========        ========
Cash paid for income taxes                                  $      1        $      1        $      8
                                                            ========        ========        ========



See accompanying notes.

                                      VOXEL
                          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1996 (UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

         The interim financial information at June 30, 1996 and 1995, and for the three-month and six-month periods then ended, and for the period from April 15, 1988 (date of inception) to June 30, 1996, which are unaudited, include all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the Securities and Exchange Commission rules and regulations. Accordingly, the accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission. Interim results of operations for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of operating results to be expected for the full year.

Per Share Information

         Net loss per share has been calculated using the weighted average number of common shares outstanding.

2. Convertible Preferred Stock

         On December 29, 1995 the Company completed a $4.0 million ($3.6 million, net of offering expenses) financing by issuing 4,000,000 shares of Series C convertible preferred stock (the "Series C Stock") to several investors in a private financing. At December 31, 1995, the Company had reserved up to 1,500,000 shares of common stock for the conversion of the Series C Stock. As of June 30, 1996, all of the shares of Series C Stock had been converted into an aggregate of 1,110,329 shares of common stock and no shares of Series C Stock remained outstanding.

3. Public Offering

         On August 6, 1996 the Company completed a public offering of 2,600,000 shares of common stock at a price per share of $3.50, yielding net proceeds to the Company after underwriting commissions and offering expenses of $8,100,000. The Company granted the underwriters of the offering an option, valid through September 14, 1996, to purchase up to 390,000 shares of common stock at the same price per share to cover underwriters' over-allotments, if any.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Since its inception in 1988, the Company has been engaged in the design, development, and medical evaluation of a sophisticated system that yields film-based, hard copy images of the internal structure of the human body (the "Digital Holography System"). The Digital Holography(TM) System consists of the Voxcam(R), an electro-optical instrument that holographically images data from computed tomography and magnetic resonance scans on film; Voxboxes(R), light boxes to view the film; and Voxfilm(TM), special silver halide film to record the hologram.

         The Company has not yet developed products for sale, has not earned revenues, and has incurred substantial losses since inception. The Company expects to continue to incur substantial operating losses through at least the third quarter of 1997 as research, development, and marketing activities expand.

         Certain prerequisites need to be fulfilled prior to initial commercial sales of the Digital Holography System. One of these prerequisites was accomplished on September 29, 1995, when the Company received 510(k) clearance from the FDA to sell the Digital Holography System. The remaining prerequisites to initial commercial sales include completion of pre-production prototypes, manufacturing of production units, and achievement of market acceptance for the Digital Holography System. There can be no assurance that, on a timely basis or at all, any or all of the remaining prerequisites will be satisfied.

         The Company achieved significant milestones in July 1996 with respect to product sourcing and intellectual property. The Company entered into a Purchase and Supply Agreement with Konica Corporation of Tokyo, Japan, pursuant to which Konica will supply Voxfilm to be used in the Digital Holography System. Konica will manufacture Voxfilm to mutually agreed upon specifications and Voxel will purchase the film for resale to its Digital Holography customers. Later in the month, the Company received a Notice of Allowability from the United States Patent Office. The 13 allowed claims include five independent claims that cover the Company's method for making a multiple exposure hologram -- the basis for the Digital Holography System. The Company's receipt of the Notice of Allowability indicates that a patent corresponding to the allowed claims will be forthcoming in accordance with routine Patent Office procedures.

         The Company currently anticipates that initial production units of the Digital Holography System will be available for commercial sale no earlier than the fourth quarter of 1996. The ongoing development and engineering activities with respect to pre-production prototypes of the Voxcam have required more time than was originally anticipated by the Company and its primary engineering partner, General Scanning, Inc. This delay in manufacturing of initial production units has increased the Company's requirements for capital. See "Liquidity and Capital Resources."

         The following discussion and analysis should be read in conjunction with the unaudited condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Results of Operations

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

         The Company had no revenues during the second quarter of 1996 and 1995. Second quarter operating loss for 1996 increased by 38% to $1,711,000 from $1,243,000 for 1995, primarily as a consequence of increased costs of development of pre-production prototypes of the Digital Holography System. Also, an increase was recognized in marketing costs as the Company maintained higher levels of promotion in the clinical community and office activity grew modestly to support a larger organization.

         Research and development expense ("R&D") expense increased 32% to $1,137,000 from $860,000 in 1995. This change was attributable to more intense efforts in many areas focused toward completion of pre-production units of the Digital Holography System. The single largest expense increase occurred in component purchases with respect to pre-production prototypes of the Voxcam, which more than offset a reduction in payments to design firms for development and engineering activities. Other costs associated with the growth and maturity of the engineering program (such as testing activities and Voxbox production) also contributed to the increase in R&D expense.

         General and administrative ("G&A") expense (which includes marketing activities) increased 37% to $595,000 from $433,000 in 1995. Increased trade show presence and headcount were the primary reasons for the growth in the marketing portion while administrative costs rose modestly in proportion to overall organizational size.

         Interest expense for 1996 was $4,000 compared to $9,000 in 1995. The decrease resulted from smaller principal balances on capital lease obligations due to the maturity of certain capital leases during 1995. Interest income for 1996 was $25,000 compared to $59,000 in 1995 because a smaller balance of funds was available for investment in marketable securities.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

         The Company had no revenues during the first six months of 1996 and 1995. Operating loss for 1996 increased by 24% to $3,176,000 from $2,564,000 for 1995. The increase is attributable to growth in both R&D expense and G &A expense. Growth in the pace and intensity of activities related to the construction of pre-production prototypes of the VOXCAM was the major factor in increased R&D costs. These increased costs are consistent with the Company's primary near-term objective of commercializing the Digital Holography System. Increased marketing efforts, and to a lesser extent organizational support costs, contributed to the G&A expense growth.

         R&D expense increased 17% to $2,141,000 from $1,833,000 in 1995. The rise is primarily a consequence of parts purchases for the pre-production Voxcam units, which reflects the maturing of the Voxcam engineering program over the intervening 12 months and a change in the expense focus from design services to materials. Higher activity levels yielded modestly increased costs in several other categories, including Voxbox production, travel, and testing.

         G&A expense (which includes marketing activities) increased 29% to $1,093,000 from $846,000 in 1995. Most of the growth occurred in marketing, arising from higher headcount and increased trade show and promotional activities.

         Interest expense for 1996 was $8,000 compared to $20,000 in 1995. The decrease resulted from smaller principal balances on capital lease obligations due to the maturity of certain capital leases during 1995. Interest income for 1996 was $66,000 compared to $135,000 in 1995 because a smaller balance of funds was available for investment in marketable securities.

Liquidity and Capital Resources

         The Company has financed its operations primarily through private and public sales of equity securities and the private placement of debt securities and, to a far lesser extent, through equipment lease financing. As of August 7, 1996 the Company had raised $8,100,000 net of underwriting commissions and offering expenses from its just-concluded secondary public offering (the "Secondary"), $9,000,000 net of underwriting commissions and offering expenses from its initial public offering (the "IPO"), $3,799,000 from the sale of convertible redeemable preferred stock, $3,600,000 net of underwriting commissions and expenses from the sale of Series C convertible preferred stock ("Series C Stock"), and $4,660,000 from the sale of debt securities. The convertible redeemable preferred stock and $2,460,000 of the debt (together with accrued interest thereon) were converted to Common Stock at the closing of the IPO on November 1, 1994. The remaining $2,200,000 of the debt securities (together with accrued interest thereon) was repaid from the proceeds of the IPO. The Company had a capital lease obligation of $70,000 as of June 30, 1996.

         The Secondary, which closed on August 6, 1996, comprised the sale of 2,600,000 shares of common stock at a price of $3.50 per share. The Company granted the underwriters of the Secondary an option, valid through September 14, 1996, to purchase up to 390,000 additional shares to cover underwriters' over-allotments, if any.

         The Company's net cash used in operating activities during the six month periods ended June 30, 1996 and 1995 was $3,094,000 and $2,516,000, respectively. The increase in cash used in operations was due primarily to an increase in research and development and marketing activities. As of June 30, 1996, the Company had cash and short-term investments totaling $1,260,000. This compares with cash totaling $4,398,000 at December 31, 1995. The decrease in cash at June 30, 1996 was due to the use of cash for operations. As of June 30, 1996, the Company had working capital of $737,000 as compared to working capital of $3,822,000 at December 31, 1995. Working capital at June 30, 1996 is primarily the result of the net proceeds received from the Series C Stock, offset by cash used for operating activities since the closing of the Series C financing. Working capital at December 31, 1995 is primarily the result of the net proceeds received from the sale of the Series C Stock.

         The Company has no material commitments for capital expenditures. However, the Company has entered into agreements with design engineering firms pursuant to which the Company will pay a substantial portion of the cost of developing a commercial version of the Digital Holography System. These contracts include some fixed price provisions, as well as time and materials payments. The Company anticipates that its aggregate future expenditures under these agreements will exceed $500,000.

         The Company believes that, after giving effect to the closing of the Secondary, available cash will be sufficient to meet the Company's operating expenses and capital requirements for twelve months from the date of this report. However, the Company may require additional funding on one or more occasions in order to achieve its operating objectives. The amount and timing of the Company's future capital requirements will depend upon many factors, including progress of the Company's product development and the extent and timing of acceptance of the Digital Holography System. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company.

                           PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security-Holders

         On May 31, 1996, the Company held its Annual Meeting of Shareholders. The results of the proposals submitted for vote were as follows:

         1.       Election of Directors.

                                                              Number of Shares
                                                           ---------------------
                                                           For           Against
                                                           ---           -------
                  James B. Anderson................     4,658,684         10,115
                  Alan S. Dishlip..................     4,093,246        575,553
                  James C. Dreyfous................     4,664,084          4,715
                  John M. Holliman, III............     4,664,084          4,715
                  Allan M. Wolfe...................     4,664,084          4,715

         2. Amendment of Option Plan. To Consider and act upon a proposal to approve an amendment to the Company's 1992 Stock Plan (the "Plan") to reinstate the eligibility of Directors for awards under the Plan.

                                                             Number of Shares
                                                             ----------------
                  For......................................     3,841,244
                  Against..................................       814,750


         3. Ratification of Auditors. To ratify the appointment of Ernst & Young, LLP as independent public accountants for the Company for the year ended December 31, 1996.

                                                              Number of Shares
                                                              ----------------
                  For.......................................     4,640,404
                  Against...................................        24,140


ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

               Exhibit 27: Financial Data Schedule

         (b)  Reports on Form 8-K:   None.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VOXEL


Date:  August 12,  1996              By:   /S/ Allan M. Wolfe
                                           ------------------
                                           Allan M. Wolfe, MD
                                           President and Chief Executive Officer


Date:  August 12,  1996              By:   /S/ Murray E. Rudin
                                           -------------------
                                           Murray E. Rudin
                                           Chief Financial Officer and
                                           Principal Accounting Officer