Form 10-Q
period 1996-09-30
VOXEL /CA/
filed 1996-11-07
CIK 927472

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1996

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                                -------------    -------------

                       Commission File Number:  0 - 24836

                                     VOXEL
             (Exact name of registrant as specified in its charter)

            California                                  33-0301060
            ----------                                  ----------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

             26081 Merit Circle, Suite 117, Laguna Hills, CA  92653
             ------------------------------------------------------
            (Address of principal executive offices)     (zip code)

                                 (714) 348-3200
                                 --------------
              (Registrant's telephone number, including area code)

                                      N/A
                                      ---
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X       No
                                 -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, no par value:  8,389,198 shares outstanding at November 7, 1996.

                                     VOXEL

                               TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION

 Item 1.   Financial Statements

           Condensed Consolidated Balance Sheets at September 30,              3
           1996 and December 31, 1995

           Condensed Consolidated Statements of Operations                     4
           for the Three Months and Nine Months Ended September 30,
           1996 and September 30, 1995; and for the Period from
           April 15, 1988 (date of inception) to September 30, 1996

           Condensed Consolidated Statements of Cash Flows for the             5
           Nine Months Ended September 30, 1996 and September 30,
           1995 and for the Period from April 15, 1988 (date of
           inception) to September 30, 1996

           Notes to Interim Condensed Consolidated Financial                   6
           Statements

 Item 2.   Management's Discussion and Analysis of Financial                   7
           Condition and Results of Operations

PART II -  OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K                                   10


                                     VOXEL
                         (A Development Stage Company)

                     Condensed Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                              SEPTEMBER 30,         December 31,
                                                                                  1996                 1995
                                                                              -------------         ------------
 ASSETS                                                                        (UNAUDITED)
 Current assets:
     Cash and cash equivalents                                                  $     790               $  4,398
     Short-term investments                                                         7,983                     --
     Other current assets                                                             134                     34
                                                                                ---------               --------
 TOTAL CURRENT ASSETS                                                               8,907                  4,432

 Property and equipment:
     Furniture and equipment                                                        1,111                    996
     Leasehold improvements                                                           224                    201
                                                                                ---------               --------
                                                                                    1,335                  1,197
     Less accumulated depreciation and amortization                                  (815)                  (671)
                                                                                ---------               --------
                                                                                      520                    526

 Other assets (net of accumulated amortization of $68 in
      1996 and $66 in 1995)                                                            15                     22
                                                                                ---------               --------
 TOTAL ASSETS                                                                   $   9,442               $  4,980
                                                                                =========               ========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable and accrued expenses                                      $     607               $    424
     Short-term note payable                                                           --                    105
     Current portion of lease obligation                                               32                     81
                                                                                ---------               --------
 TOTAL CURRENT LIABILITIES                                                            639                    610

 Long-term lease obligation                                                             8                     28

 SHAREHOLDERS' EQUITY:
     Convertible Series C preferred stock, no par value:
         Authorized shares - 4,000,000; Issued and outstanding
         shares - none in 1996 and 4,000,000 in 1995                                   --                  3,600
     Common stock, no par value:
         Authorized shares - 15,000,000;  Issued and outstanding
         shares - 8,389,198 in 1996 and 4,228,869 in 1995                          29,424                 16,313
     Deficit accumulated during the development stage                             (20,599)               (15,541)
     Notes receivable from shareholders                                               (30)                   (30)
                                                                                ---------               --------
 TOTAL SHAREHOLDERS' EQUITY                                                         8,795                  4,342
                                                                                ---------               --------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $   9,442               $  4,980
                                                                                =========               ========


See accompanying notes.

                                     VOXEL
                         (A Development Stage Company)

                Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                  (unaudited)





                                                                                                          Period from
                                                                                                         April 15, 1988
                                            Three Months Ended              Nine Months Ended          (date of inception)
                                              September 30,                   September 30,              to September 30,
                                         -----------------------         -------------------------
                                           1996          1995              1996            1995               1996
                                         --------      ---------         --------        ---------     -------------------
 Net revenues                            $     --      $     --           $    --         $    --          $     --


 Costs and expenses:
     Research and development               1,341           861             3,477            2,693            12,566
     General and administrative               551           484             1,527            1,244             6,670
     Depreciation and amortization             62            68               184              155             1,080
     Interest expense                           6             8                14               27               815
     Interest income                          (78)          (41)             (144)            (175)             (532)
                                         --------      --------           -------         --------          --------
                                            1,882         1,380             5,058            3,944            20,599
                                         --------      --------           -------         --------          --------

 Net loss                                $ (1,882)    $  (1,380)          $(5,058)        $ (3,944)         $(20,599)
                                         ========     =========           =======         ========          ========
 Net loss per share                      $  (0.27)    $   (0.33)          $ (0.96)        $  (0.95)
                                         ========     =========           =======         ========

 Average common and common
 equivalent shares                          7,071         4,224             5,281            4,171
                                         ========     =========           =======         ========





 See accompanying notes.

                                     VOXEL
                         (A Development Stage Company)

                Condensed Consolidated Statements of Cash Flows
                         (in thousands)    (unaudited)





                                                                                                  Period from
                                                                Nine Months Ended                April 15, 1988
                                                                   September 30,              (date of inception)
                                                             -------------------------          to September 30,
                                                              1996              1995                 1996
                                                             -------           -------        -------------------
Operating activities
--------------------
Net loss                                                     $(5,058)          $(3,944)            $(20,599)
Adjustments to reconcile net loss to cash
used in operating activities:
  Depreciation                                                   151               142                  822
  Amortization                                                     6                 2                   72
  Amortization of deferred compensation                           27                11                  186
  Gain on sale of property and equipment                          (5)               --                   (5)
  Change in operating assets and liabilities
    Other current assets                                        (100)               --                 (161)
    Accounts payable and accrued expenses                        184               (35)                 766
    Short-term note payable                                     (105)               --                   --
                                                             -------           -------             --------
Net cash used in operating activities                         (4,900)           (3,824)             (18,919)

Investing activities
--------------------
Purchases of property and equipment                             (152)              (58)              (1,190)
Proceeds from sale of property and equipment                      12                --                   12
Decrease in other assets                                          --                --                  (33)
(Increase) decrease in short-term investments                 (7,983)            3,557               (7,983)
                                                             -------           -------             --------
Net cash (used in) provided by investing activities           (8,123)            3,499               (9,194)

Financing activities
--------------------
Proceeds from issuance of common stock                         9,485               306               18,745
Increase in notes payable                                         --                --                5,683
Payments on notes payable                                         --                --               (2,151)
Proceeds from issuance of preferred stock                         --                --                6,746
Proceeds from sale/leaseback transaction                          --                --                  406
Payments on capital lease obligation                             (70)             (123)                (526)
                                                             -------           -------             --------
Net cash provided by financing activities                      9,415               183               28,903

Net (decrease) increase in Cash and cash equivalents          (3,608)             (142)                 790
Cash and cash equivalents at the beginning of period           4,398               613                   --
                                                             -------           -------             --------
Cash and cash equivalents at end of period                   $   790           $   471             $    790
                                                             =======           =======             ========
Cash paid for interest                                       $    14           $    27             $    204
                                                             =======           =======             ========
Cash paid for income taxes                                   $     1           $     1             $      8
                                                             =======           =======             ========

See accompanying notes.

                                     VOXEL
                         (A DEVELOPMENT STAGE COMPANY)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

1. Summary of Significant Accounting Policies
---------------------------------------------

Basis of Presentation
---------------------

         The interim financial information at September 30, 1996 and 1995, and for the three-month and nine-month periods then ended, and for the period from April 15, 1988 (date of inception) to September 30, 1996, which are unaudited, include all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the Securities and Exchange Commission rules and regulations. Accordingly, the accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission. Interim results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of operating results to be expected for the full year.

Per Share Information
---------------------

         Net loss per share has been calculated using the weighted average number of common shares outstanding.

2. Convertible Preferred Stock
------------------------------

         On December 29, 1995 the Company completed a $4.0 million ($3.6 million, net of offering expenses) financing by issuing 4,000,000 shares of Series C convertible preferred stock (the "Series C Stock") to several investors in a private financing. At December 31, 1995, the Company had reserved up to 1,500,000 shares of common stock for the conversion of the Series C Stock. As of September 30, 1996, all of the shares of Series C Stock had been converted into an aggregate of 1,110,329 shares of common stock and no shares of Series C Stock remained outstanding.

3. Public Offering
------------------

         On August 6, 1996, the Company completed a public offering of 2,600,000 shares of common stock at a price per share of $3.50, yielding net proceeds to the Company after underwriting commissions and offering expenses of $8.1 million. The Company granted the underwriters of the offering an option, valid through September 14, 1996, to purchase up to 390,000 shares of common stock at the same price per share to cover underwriters' over-allotments. On September 10, 1996, the underwriters exercised such option in full, causing the Company to issue 390,000 shares and yielding net proceeds to the Company of $1.2 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

         Since its inception in 1988, Voxel (the "Company") has been engaged in the design, development, and medical evaluation of a sophisticated system that yields film-based, hard copy images of the internal structure of the human body (the "Digital Holography System" or the "System"). The Digital Holography(TM) System consists of the Voxcam(R), an electro-optical instrument that holographically images data from computed tomography and magnetic resonance scans on film; Voxboxes(R), light boxes to view the film; and Voxfilm(TM), special silver halide film to record the hologram.

         The Company has not completed development of products for sale, has not earned revenues, and has incurred substantial losses since inception. The Company expects to continue to incur substantial operating losses through at least the fourth quarter of 1997 as research, development, and marketing activities expand. To achieve market acceptance of the System and meaningful revenues, the Company will need to attain acceptance by health care providers, payors, and patients. To achieve these objectives, the Company will need, inter alia, to establish sales capabilities, a task which it has not previously performed, and to address the highly competitive and rapidly changing environment of the medical device industry. The comparison of the incremental utility and marginal cost of the System may also be influenced by future health care legislation and insurance reimbursement determinations.

         Certain prerequisites need to be fulfilled prior to initial commercial sales of the Digital Holography System. One of these prerequisites was accomplished on September 29, 1995, when the Company received 510(k) clearance from the FDA to sell the Digital Holography System. Another prerequisite was achieved on October 3, 1996 with the shipment of the first pre-production prototype ("beta unit") of the System. The remaining prerequisites to initial commercial sales include completion and successful field testing of additional beta units and manufacturing of production units. There can be no assurance that, on a timely basis or at all, all of these remaining prerequisites will be satisfied. The Company will rely upon its primary engineering partner, General Scanning, Inc. ("GSI"), and other third parties for manufacture of beta and initial production units of the System; there can be no assurance that these parties will meet the quality, quantity, and timeliness requirements of the Company.

         The Company achieved significant milestones in July 1996 with respect to product sourcing and intellectual property. The Company entered into a Purchase and Supply Agreement with Konica Corporation of Tokyo, Japan, pursuant to which Konica will supply Voxfilm to be used in the Digital Holography System. Konica will manufacture Voxfilm to mutually agreed upon specifications and Voxel will purchase the film for resale to its Digital Holography customers. Later in that month, the Company received a Notice of Allowability from the United States Patent Office. The 13 allowed claims include five independent claims that cover the Company's method for making a multiple exposure hologram -- the basis for the Digital Holography System. The Company's receipt of the Notice of Allowability indicates that a patent corresponding to the allowed claims will be forthcoming in accordance with routine Patent Office procedures. Nonetheless, there can be no assurance that such a patent, if issued, will not be challenged by any third parties, or that such third parties will not design a competitive product around the patent.

         The Company currently anticipates that initial production units of the Digital Holography System will be available for commercial delivery no earlier than the first quarter of 1997. The ongoing development and engineering activities with respect to beta units of the Voxcam have required more time, and hence more capital, than was originally anticipated by the Company and GSI. Further delays in commercialization of the System will increase the Company's capital requirements and may have a material adverse effect on the Company's financial condition.

There can be no assurance that additional financing will be available to the Company when required.

         The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.


Results of Operations
---------------------

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

         The Company had no revenues during the third quarter of 1996 and 1995. Third quarter operating loss for 1996 increased by 36% to $1,882,000 from $1,380,000 in 1995, primarily due to the purchase of parts needed for assembly of beta units of the Digital Holography System. Also, a modest increase in marketing costs occurred as the Company focused additional resources on building product awareness.

         Research and development expense ("R&D") for 1996 increased 56% to $1,341,000 from $861,000 in 1995. The increase resulted from the cost of acquiring parts for the beta units. The Company anticipates that GSI will build up to six beta Voxcams for field testing prior to commencement of commercial production. Beta unit parts costs are anticipated to continue, albeit at reduced levels, through the fourth quarter of 1996. Beta units parts cost may not be indicative of production unit parts cost because of differences in purchasing quantities and other factors. The 1996 period also reflected a higher level of engineering activity, focused on the completion and shipment of the first beta unit. The costs of that activity were offset by a reduction in payments to design firms for development and engineering activities, as the design phase of the Voxcam development program moved towards completion.

         General and administrative ("G&A") expense (which includes marketing activities) increased 14% to $551,000 in 1996 from $484,000 in 1995. Increased sales efforts (reflected in higher personnel levels, travel costs, and public relations expenditures) accounted for the expense growth while administrative costs remained unchanged.

         Depreciation and amortization expense for 1996 was substantially unchanged from the 1995 period. Likewise, interest expense for the two periods was similar. Interest income for 1996 was $78,000 compared to $41,000 in 1995 because the receipt of proceeds from the Company's secondary public offering (the "Secondary") in August 1996 made greater amounts available for investment in interest-bearing securities. The Company invests idle funds in U.S. government securities and top-rated commercial paper of varying maturities.


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

         The Company had no revenues during the first nine months of 1996 and 1995. Operating loss for 1996 increased by 28% to $5,058,000 from $3,944,000 in 1995. The increase is primarily attributable to growth in R&D expense coupled with a lesser increase in G&A expense. Parts cost for the beta units was the major factor in increased R&D expense. Intensified marketing efforts, and to a smaller extent organizational support costs, contributed to the G&A expense growth.

         R&D expense for 1996 increased 29% to $3,477,000 from $2,693,000 in 1995. The increase resulted from the cost of acquiring parts for the beta units, as the Voxcam engineering program transitioned from a design focus to an assembly activity. This transition also accounted for the other material changes in expenses, including (i) a substantial reduction in engineering service fees which offset a portion of the parts cost increase, (ii) higher levels of technical personnel, travel, and product testing, and (iii) costs of manufacturing Voxboxes for use in conjunction with the beta units.

         G&A expense (which includes marketing activities) rose 23% to $1,527,000 in 1996 from $1,244,000 in 1995. Most of the growth occurred in marketing, arising from the allocation of resources to the initiation of sales activities. Consequently, marketing personnel and related travel expense increased. Administrative costs showed modest growth, reflecting the costs of supporting a developing organization.

         Depreciation and amortization expense for 1996 was $184,000 in comparison with $155,000 in 1995 as a consequence of higher capital asset levels. Interest expense for 1996 was $14,000 compared to $27,000 in 1995. The decrease resulted from smaller principal balances on capital lease obligations due to the maturity of certain leases in the intervening period. Interest income for 1996 was $144,000 compared to $175,000 in 1995 because the average level of idle funds available for investment was lower in 1996.


Liquidity and Capital Resources
-------------------------------

         The Company has financed its operations primarily through private and public sales of equity securities and the private placement of debt securities. As of September 30, 1996, the Company has raised $9,300,000 net of underwriting commissions and offering expenses from the Secondary, $9,000,000 net of underwriting commissions and offering expenses from its initial public offering (the "IPO"), $3,799,000 from the sale of convertible redeemable preferred stock, $3,600,000 net of underwriting commissions and expenses from the sale of Series C convertible preferred stock ("Series C Stock"), and $4,660,000 from the sale of debt securities. The convertible redeemable preferred stock and $2,460,000 of the debt (together with accrued interest thereon) were converted to common stock at the closing of the IPO on November 1, 1994. The remaining $2,200,000 of the debt securities (together with accrued interest thereon) was repaid from the proceeds of the IPO.

         The Secondary comprised the sale of 2,600,000 shares of common stock at a price of $3.50 per share. The Company granted the underwriters of the Secondary an option to purchase up to 390,000 additional shares to cover underwriters' over-allotments. On September 10, 1996, the underwriters exercised such option in full, causing the Company to issue 390,000 shares and yielding net proceeds to the Company of $1,250,000.

         The Company's net cash used in operating activities during the nine month periods ended September 30, 1996 and 1995 was $4,900,000 and $3,824,000, respectively. The increase in cash used in operations was due to higher expenses for research and development and marketing activities. As of September 30, 1996, the Company had cash and short-term investments totaling $8,773,000. This compares with cash totaling $4,398,000 at December 31, 1995. The increase in cash at September 30, 1996 was due to the receipt of proceeds from the Secondary, which more than offset the use of cash for operations during the first three quarters of 1996. As of September 30, 1996, the Company had working capital of $8,268,000 as compared to working capital of $3,822,000 at December 31, 1995. The higher level of working capital at September 30, 1996 is the result of receipt of the net proceeds from the Secondary.

         The Company has no material commitments for capital expenditures. However, the Company has entered into agreements with design engineering firms pursuant to which the Company will continue to pay a substantial portion of the cost of developing a commercial version of the Digital Holography System.
These contracts include some fixed price provisions, as well as time and materials payments. The Company anticipates that its aggregate future expenditures under these agreements will exceed $500,000.

         The Company believes that available cash will be sufficient to meet the Company's operating expenses and capital requirements for at least twelve months from the date of this report. However, the Company may require additional funding on one or more occasions in order to achieve its operating objectives. The amount and timing of the Company's future capital requirements will depend upon many factors, including progress of the Company's product development and the extent and timing of acceptance of the Digital Holography System. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company.


                          PART II - OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

                 Exhibit 27: Financial Data Schedule

         (b)  Reports on Form 8-K:

             o The Company filed a report on Form 8-K on August 6, 1996 reporting the closing of a public offering of 2,600,000 shares of common stock and granting of an over-allotment option covering 390,000 shares to the underwriters of the offering.



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    VOXEL



Date:  November 6, 1996             By:    /S/ Allan M. Wolfe
                                           -------------------------------------
                                           Allan M. Wolfe, MD
                                           President and Chief Executive Officer



Date:  November 6, 1996             By:    /S/ Murray E. Rudin
                                           -------------------------------------
                                           Murray E. Rudin
                                           Chief Financial Officer and
                                           Principal Accounting Officer