Form 10-K
period 1996-12-31
VOXEL /CA/
filed 1997-03-24
CIK 927472

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1996

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

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 4, 1997: $23,773,113.

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock, no par value: 8,395,398 shares outstanding at March 4, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

            The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive proxy statement to be delivered in connection with the Annual Meeting of Shareholders to be held on May 30, 1997.

                                      VOXEL

                                TABLE OF CONTENTS


                                     PART I

Item 1.  Business.................................................................. 1
Item 2.  Properties................................................................13
Item 3.  Legal Proceedings.........................................................13
Item 4.  Submission of Matters to a Vote of Security Holders ......................14

                               PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.....14
Item 6.  Selected Financial Data...................................................15
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................................17
Item 8.  Financial Statements and Supplementary Data...............................20
Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure......................................................35

                               PART III

Item 10. Directors and Executive Officers of the Registrant........................35
Item 11. Executive Compensation....................................................35
Item 12. Security Ownership of Certain Beneficial Owners and Management............35
Item 13. Certain Relationships and Related Transactions............................35

                               PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...........36
Signatures ........................................................................39

                                     PART I

ITEM 1.  BUSINESS

            Voxel (the "Company") is engaged in the development and marketing of a proprietary system, Digital Holography(TM), that produces "three-dimensional X-rays" of the internal structure of the human body. The Digital Holography system (the "System") consists of: the Voxcam(R) imager, an electro-optical instrument that holographically images CT and MR data on film; Voxbox(R) light boxes to view the film; and Voxfilm(TM), special silver halide film to record the hologram. The proprietary process used by the Voxcam to encode information makes it possible to record up to 200 or more cross-sectional images from a CT or MR examination on a single sheet of Voxfilm. The completed image is called a Voxgram(R). On September 29, 1995, the Company received clearance from the FDA to market all three elements of its Digital Holography System.

            The Voxgram image, projected by the Voxbox, is an accurate, three-dimensional holographic replica of the patient's anatomy which fills a six-inch deep volume. Conventional CT and MR display techniques provide a large number of individual two-dimensional images, each representing a single cross-sectional plane through the body. The physician is required either to mentally integrate those many images or to examine computer generated views that simulate the third dimension. However, these computer generated renderings can not and do not display accurate volumetric information and are to be distinguished from Voxel's true three-dimensional holographic images.

            More than 40 medical centers have studied Voxgrams' clinical utility in connection with conditions that affect the anatomical regions most commonly targeted by CT and MR examinations -- the head, spine, skeleton, and blood vessels. This research has yielded more than 150 scientific presentations and papers and five articles in relevant medical journals. The results of these studies suggest that Voxgrams provide for more accurate and comprehensive diagnosis of medical conditions and improve surgical planning. The Company believes that Voxgrams may also save time in the operating theater and in the surgical planning process, and may enable physicians to diagnose conditions that are extremely difficult or impossible to detect with existing display techniques.

            Voxel's principal strategic objective is to make it necessary for diagnostic imaging sites to offer Voxgrams in addition to cross-sectional images in order to be considered acceptable providers. The Company's potential United States market encompasses more than 5,000 hospitals and diagnostic imaging centers which, using more than 9,000 scanners, performed in excess of 26 million CT and MR examinations in 1994. Each of these sites is a potential customer for the System and each of these patient examinations could potentially be printed on Voxfilm. The Company believes that Japanese utilization of CT and MR scanners is comparable to that of the United States and Europe's utilization of CT and MR scanners is substantial.

            Assimilating Voxel's technology will not require a major change in a hospital's equipment or procedures. CT and MR data will continue to be collected in the current format, without any modification in routine physician practice. Additional scanner time will not be required and the patient's radiation dose will not be changed. The data will be prepared for holographic printing using a technique similar to that used to prepare two-dimensional images. After scanning the patient, the technician will adjust brightness and contrast to obtain the most useful images, which will then be printed by the Voxcam.

            The Company has heretofore relied upon General Scanning, Inc. ("GSI") for development and engineering activities with respect to pre-production prototypes of the Voxcam imager and manufacture of the commercial version of the Voxcam. The Company believes that GSI has failed to meet the engineering specifications, product performance requirements, and scheduled delivery dates called for in the Development Agreement between the companies (the "Development Agreement"). The Company and GSI are currently engaged in an arbitration proceeding with respect to the parties' obligations under the Development Agreement. See "Legal Proceedings."

            Because the Company believes GSI is in breach of the Development Agreement, the Company has instituted an alternative in-house program to complete development of a commercial version of the Voxcam and arrange for its manufacture. On March 13, 1997, the Company announced its decision to accelerate the alternative Voxcam development and manufacturing program. The Company has identified and retained respected consultants and vendors to assist with the engineering work required to remedy the shortcomings of the GSI-designed Voxcam. The Company's Voxcam manufacturing program will include securing sub-systems from qualified vendors, performing final assembly and in-house testing for a pilot production run and selecting a system integrator for volume manufacturing.

            Voxel believes that its patent applications and granted patents provide a meaningful proprietary position in all elements of the System.

            Initial sales activities are underway, focusing on institutions with active neurosurgery and/or orthopedic surgery practices. The Company expects to work closely with its customers to broaden the clinical applications in which Voxgrams will be routinely used and thereby increase Voxfilm utilization. The Company's objective is to make Digital Holography a standard of medical imaging.

MEDICAL IMAGING

            The ability to examine and comprehend the internal workings of the human body is a critical element of diagnostic medicine. Before the discovery of X-rays, a physician's ability to understand internal human anatomy was limited to indirect visual and acoustic techniques or exploratory surgery. The critical importance of discovering what was occurring inside the patient led to the adoption of a series of increasingly advanced medical imaging modalities: first X-ray, then CT, then MR. Management believes that these improvements in the means for collecting information about the inside of the body have not been matched by corresponding progress in techniques for displaying the data.

            The more advanced medical imaging modalities, CT and MR, are highly specialized. These modalities can be crucial to accurate diagnosis and successful treatment, and are now in general use. However, the complexity of their images limits the degree to which doctors can appreciate and utilize the information they contain. Unlike the conventional X-ray films familiar to most physicians, the complicated CT and MR displays may be fully understood only by radiologists.

       TWO-DIMENSIONAL DATA ACQUISITION

            X-rays were discovered in 1895. For the first time, physicians were able to see inside the human body without performing surgery. The images were simple projections of the anatomy onto one plane created by the differential absorption of X-rays by the various body tissues. The physician used his or her prior knowledge and experience to mentally generate the third dimension.

       THREE-DIMENSIONAL DATA ACQUISITION: CT AND MR

            All forms of medical imaging collect information from volumetric targets. However, all depth information is lost in conventional X-ray images. CT, the first practical system to provide more data about the third dimension, was developed during the late 1960s. CT scanners employ a mathematical technique to derive images from a series of measurements taken with a rotating X-ray source and electronic detectors. Each of the resulting images shows a "slice" through the patient. A sequence of such slices is obtained by repeating the imaging process while moving the patient along the axis of the scanner. The resulting stack of slices contains detailed information about the three-dimensional structure of the patient. The slices are printed next to each other on a flat piece of film.

            MR imaging was developed in the early 1980s. MR measures radio waves emitted by a chemical element in the body which is selectively excited in the presence of a strong magnetic field. The signals emitted are influenced by their environment, which is important for tissue differentiation. Because the body is primarily made up of water and fat (both of which contain abundant quantities of the needed element), a great many signals are produced. The computers in MR scanners use complex mathematical formulae to convert these signals into slice images. An advantage of using MR is that anatomical structures can be observed from any orientation. Nonetheless, the MR data are displayed in two-dimensional form on flat film or a video terminal.

            In order to benefit from CT and MR technologies, radiologists have had to learn to interpret changes through the volume of the patient's anatomy from sets of two-dimensional slices, attempting three-dimensional reconstruction in their minds.

       INTERPRETING CT AND MR DATA

            The radiologist is one of several people involved in the medical imaging process. A patient will have seen a primary care physician who will have made a provisional diagnosis prior to referring the patient to a radiologist. The radiologist will consider the provisional diagnosis in deciding how to examine the patient. Selection of the appropriate modality, i.e., CT or MR, the specific techniques to be used in collecting the data, and whether to use contrast agents to enhance the data, requires considerable skill and experience. A radiological technologist follows the radiologist's instructions, examines the images to confirm their quality, and routes them to a camera (sometimes referred to as a printer) that makes black and white film copies of the cross-sectional CT or MR images.

            The radiologist examines the CT and MR images on a light box and dictates a report for the referring physician. In arriving at a conclusion, the radiologist attempts to integrate the information from all of the slices to create a single mental picture of the relevant portion of the patient's anatomy. Mental reconstruction can be subjective. Different examiners may "see" different pictures. Radiologists sometimes find it difficult to visualize the third dimension accurately. Referring physicians (who have had less training and experience examining images) may be at an even greater disadvantage. Management believes that radiologists and referring physicians would benefit from a more direct way to evaluate CT and MR scans. A better display technique could enhance the efficiency -- and the accuracy -- of interpretation. Patients would benefit from seeing a more recognizable representation of their condition, so that they could better understand the advice of their physicians and provide more fully informed consents.

THE VOXEL SOLUTION

       DIGITAL HOLOGRAPHY

            Unlike traditional two-dimensional displays of CT and MR data, the Digital Holography System provides an accurate, life-size three-dimensional image of the patient's anatomy. The System, for which pre-production prototypes are currently under development, consists of three components -- the Voxcam, the Voxbox, and Voxfilm. Together, they enable a user to produce and examine Voxgram images. The Voxcam is a laser-driven optical camera that receives electronic images collected by CT and MR scanners, projects them using a liquid crystal display (similar to those used in certain video projection systems), and records them on Voxfilm. Each image from a scan is individually exposed in sequential fashion and at its proper location. All of these exposures are recorded on a single piece of Voxfilm, which is then developed in an attached automatic processor.

            Once the Voxfilm has been processed, it is displayed on a special lightbox called a Voxbox. The Voxbox is an inexpensive, compact, self-contained, portable unit. Although the Voxbox contains proprietary technology to illuminate the Voxgram, it is similar in appearance to the light boxes currently used throughout medicine for viewing conventional two-dimensional images. The Voxbox uses ordinary white light to reconstruct the hologram instead of requiring a laser as is usually the case. The Voxbox can be rotated or tilted, allowing the user to view a Voxgram from a variety of different perspectives.

            Voxfilm shares many characteristics with ordinary X-ray film, but its composition and the proprietary process used to encode information make it possible to record, when appropriate, more than 200 slices from a CT or MR examination on a single sheet. An exposed and developed Voxgram is a 14" by 17" sheet of film which reveals only a faint glow when held up to ambient light. When placed upon a Voxbox, it displays a detailed three-dimensional image stretching through a six-inch deep volume.

            Assimilating Voxel's technology will not require a major change in a hospital's equipment or procedures. The CT and MR examination procedures are unchanged. Additional scanner time will not be required and the patient's radiation dose will not be changed. The data will be prepared for printing using a technique similar to that used to prepare two-dimensional images. After scanning the patient, the technician will adjust brightness and contrast to get the most useful image, which will then be printed by the Voxcam.

                          [THE IMAGING SYSTEM GRAPHIC]

           The Digital Holography System as it is expected to be used in a typical radiology suite.

              The Voxcam and Voxboxes are analogous to conventional
                    two-dimensional cameras and light boxes.


     HOLOGRAPHY

            Holography is similar to photography. In both, light illuminates an object and the reflected light is recorded in a thin photosensitive layer on a sheet of film. There are, however, substantial differences between photography and holography. The lens of a photographic camera forms a single image of an object, flattening it to a two-dimensional picture. When looking at a photograph, one can only see this flat picture as it appeared from the original vantage point of the camera lens. A holographic camera, on the other hand, uses a laser in place of a lens and records the entire wave front emanating from an object. This wave front contains intensity, distance, and directional information. The object is recorded and displayed three-dimensionally, and one can view the object as it would have appeared from a whole range of different vantage points by simply moving one's head.

       CONVENTIONAL HOLOGRAPHY

            A conventional hologram is made by splitting a laser beam in half, shining one part, the "reference beam," onto the holographic film and directing the other, the "object beam," to reflect off the object to be holographed. Information about the object's appearance and position are recorded when the beams intersect on film.

       MULTIPLE EXPOSURE HOLOGRAPHY

            Reflecting light off of an object is not feasible when the "object" is inside a patient's body. Thus, a Voxgram cannot be a conventional hologram. Instead, the "object" for a Voxgram is a projection screen which sequentially shows slices from a CT or MR scan. A hologram of the first slice is made, then the screen is moved back a distance corresponding to the gap between the slices, the next slice is projected onto it, and a second hologram is superimposed on the first. More slices are encoded by repeating this procedure with appropriately greater distances between the screen and the film. The process is similar to multiple-exposure photography where several exposures are made on a single piece of film, but the holograms encode the location as well as the intensity of each exposure. When reconstructed, each holographic exposure appears at a different distance from the film; the slices are suspended in space with the correct separation between them.


                 [VOXCAM DIGITAL HOLOGRAPHY(TM) CAMERA GRAPHIC]


      Schematic of the prototype Voxcam, a printer for making a volumetric multiple-exposure hologram of an MR or CT scan (simplified).


            A large number of exposures (up to 200 or more) can be combined with proper selection of holographic angles, intensities, and processing chemicals. Management believes that without Voxel's proprietary technology one cannot combine more than a small number of slices.

            The Company has expended substantial resources developing the Digital Holography System, including research and development expenses totaling $2.9 million, $3.6 million, and $4.3 million for the years ended December 31, 1994, 1995 and 1996, respectively.

            HOLOGRAPHIC DISPLAY SYSTEMS

            A hologram must be illuminated correctly to be seen as a bright, undistorted image without any compromise in its three-dimensionality. To achieve correct illumination, the classic method is to use laser light identical to that with which the hologram was made. However, suitable lasers are expensive and inconvenient; they generally are not found outside optics laboratories. There are several alternatives which use white light instead of a laser:

            - One approach uses the hologram as a filter to reduce the incoming light to one color: the image becomes sharper but dimmer. Medical images require a sharp, bright image.

            - Another approach is to sacrifice the vertical information in a hologram, which causes the image to disappear when viewed from above or below. Medical images must be viewable from vertical as well as horizontal perspectives.

            - The proprietary Voxbox solves the current limitations inherent in white light displays by pre-splitting the light into an inverted spectrum, enabling the hologram to recombine the light into a bright, sharp image while preserving both vertical and horizontal perspectives.


                                [VOXBOX GRAPHIC]


            Schematic for the prototype Voxbox, a white-light viewer
                          for holograms (simplified).


CLINICAL APPLICATIONS RESEARCH

            Evaluations of Voxel's proposed system have been conducted, and are continuing, at medical centers throughout the United States, including Harvard University, George Washington University, the Mallinckrodt Institute of Radiology, and the University of New Mexico. These programs have concentrated on the parts of the body (i.e., the head, spine, skeleton, and blood vessels) and the kinds of conditions (i.e., tumors, trauma, and vascular abnormalities) that are commonly examined with CT and MR scanners. The studies are designed to determine if the Digital Holography System will (i) allow diagnosis of conditions that are extremely difficult or impossible to detect with existing technology; (ii) provide for more accurate and comprehensive diagnosis and understanding of conditions that are difficult to characterize fully with existing technology; (iii) increase the radiologist's confidence in the diagnosis made; (iv) reduce the time required to arrive at a diagnosis; (v) facilitate communication of relevant information to referring physicians; (vi) improve surgical planning; and (vii) allow for more fully informed patient consent to treatment.

            Studies of the System began in the Spring of 1992. In practice, the Voxcam is intended to be directly connected to CT and MR scanners so that the digital data from the scanners can be made into Voxgrams on site. In order to conserve the Company's financial resources, a program was designed to simulate the presence of a Voxcam in each participating institution. Participating institutions transmit data from study cases to the Company by sending relevant tapes or disks. Using a prototype Voxcam, Voxel's personnel produce the corresponding Voxgrams and return them to the institutions by overnight courier. Because each site has been provided with Voxboxes, physicians can examine the Voxgrams in the same manner as if they had been produced on site. The Company does not pay for the CT or MR scan or the interpretation. No payments have been made to investigators or their institutions other than, on rare occasions, a modest research stipend. Participants are free to publish their findings.

            Voxel's research collaborators have presented over 150 oral papers and scientific exhibits at domestic and international meetings of medical and scientific organizations, and have published several articles in prestigious medical journals, all reporting on the usefulness of the Company's technology.

            The principal forum for scientific reports on medical imaging is the annual meeting of the Radiological Society of North America ("RSNA") which is attended by more than 20,000 physicians and health professionals. Many of the aforementioned papers and exhibits have been presented at RSNA meetings and others have been given at meetings of radiologic subspecialists (e.g., American Society of Neuroradiology, European Society of Neuroradiology, British Society of Neuroradiology, and American Society of Emergency Radiology). Referring physicians, especially neurosurgeons, orthopedists, and cardiologists, have also made presentations to their peers at their own professional meetings. Presentations have been made at the Congress of Neurosurgeons, the American Academy of Neurological Surgeons, the American Academy of Orthopedic Surgeons, the American Heart Association, and the American College of Cardiology.

            The reports by Voxel's research collaborators at domestic and international meetings suggest that the Company's technology is useful in diverse settings and in support of the indications most commonly targeted by CT and MR procedures, including neurological, orthopedic, and cardiac conditions. Most of the data for these submissions were collected using traditional CT or MR techniques, but these submissions also included studies using leading edge scanner applications such as (i) non-invasive MR visualization of blood vessels,
(ii) MR visualization of the nervous system, (iii) high speed, high resolution CT, and (iv) three-dimensional ultrasound.

SALES AND MARKETING

            Voxel's principal strategic objective is to make it necessary for diagnostic imaging sites to offer volumetric holographic images in addition to cross-sectional images in order to be considered acceptable providers. In 1995, approximately 5,000 sites in the United States, using more than 9,000 CT and MR scanners, performed approximately 26 million procedures. The Company believes that Japanese utilization of CT and MR scanners is comparable to that of the United States and Europe's utilization of CT and MR scanners is substantial. The Company expects to participate in those foreign markets after the Digital Holography System has been introduced in the United States. However, there can be no assurance that the Digital Holography System will be accepted for general use in connection with any of the illnesses which are commonly examined with CT or MR scanners.

            The Company's primary offering to potential customers is a fee-per-use service package. Under this arrangement, Voxel will place the Voxcam, Voxboxes, and related hardware at the customer site, supply all necessary Voxfilm and other consumables, and furnish training and System maintenance. The customer will be charged based upon actual Voxfilm usage, subject to a minimum monthly usage guarantee and a four year commitment to the Digital Holography service.

            The Company's initial marketing efforts are focusing on institutions with CT or MR scanners that have active neurosurgery and orthopedic surgery practices. These practices are responsible for prescribing the majority of CT and MR studies performed and they use the resulting images in the planning and execution of surgical procedures. After an institution has acquired the Digital Holography System, the Company intends to expand the System's utilization and increase film consumption by promoting the technology to other of the institution's medical specialists.

            The Company is developing a direct sales force to call on potential customers. Prospects are qualified by factors which include the type and quantity of scanners they use, the number of neurosurgical and orthopedic procedures they perform, and, after the System is in commercial use, their geographic proximity to System installations then in place. The sales effort is expected to include intensive after-sale customer service to facilitate the routine use of Voxgrams for the aforementioned conditions and the use of Voxgrams for new medical applications which may be revealed by ongoing research.

            A quality field service program is another prerequisite to the Company's success. Established national organizations have expressed interest in performing field service on the Company's behalf. Discussions are underway which Voxel anticipates may result in acceptable arrangements. However, there can be no assurance that the Company will be able to obtain field service on commercially desirable terms or at all.

            To market the System, the Company must further develop its sales force and must arrange for supporting service and training. Although the Company has commenced the development of a direct sales organization, there can be no assurance that the Company will be able to establish suitable sales or support capabilities.

INTELLECTUAL PROPERTY

            The Company's success is dependent in large measure on its ability to obtain patent protection for the System, maintain confidentiality of its trade secrets and proprietary know-how, and operate without infringing upon the proprietary rights of third parties.

            The Company's intellectual property derives in large part from a unique method for making a multiple exposure hologram which may contain 200 or more individual images. This method requires an understanding of a variety of factors that control how many exposures a given piece of film can accommodate (the film's image capacity) as well as the ability to make each of the exposures in the hologram so that it uses the appropriate portion of that image capacity.

            A U.S. patent has recently issued covering the key elements of the Voxcam and the System as a whole. Also, two patents specifically relating to the Voxbox have been granted in the United States, and corresponding patents have issued in Japan, Canada, the United Kingdom, Australia, and numerous European countries. The Voxbox-specific United States patents will expire in 2003.

            The Company believes that it will be granted further proprietary protection for both the individual elements of the Digital Holography System and for the System as a whole. The Company's pending patent applications cover additional aspects of the System and numerous other technological advancements developed by the Company. These pending applications were filed in the United States, preserving all applicable rights to file timely corresponding applications throughout the world.

            There can be no assurance that any current or future patent applications filed by the Company will be granted or that, if a patent is granted as a result of these applications, such patent will cover all or a substantial portion of the proposed claims. With respect to patents currently held by the Company or issued to the Company in the future, there can be no assurance that such patents will provide the anticipated competitive advantages or will not be challenged by third parties or that patents issued to others will not have an adverse effect on the ability of the Company to conduct its business. In addition, there can be no assurance that the Company's patents would be held valid by a court of law of competent jurisdiction or, if held valid, the Company would have sufficient resources to enforce its patent rights. In the event the Company is found to have infringed upon the patent rights of others, there can be no assurance that Voxel would be able to obtain licenses to any of such patents.

            The Company also relies on trade secrets and proprietary know-how. The Company has been, and will continue to be, required to disclose its trade secrets and proprietary know-how to employees and consultants, and may also disclose such information to potential corporate partners, collaborators, and contract manufacturers. Although the Company seeks to protect its trade secrets and proprietary know-how, in part by entering into confidentiality agreements with such persons, there can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets and proprietary know-how will not otherwise become known or be independently discovered by competitors.

THIRD-PARTY REIMBURSEMENT

            The cost of a significant portion of medical care in the United States is funded by government and private insurance programs, such as Medicare, Medicaid, health maintenance organizations, and private insurers, including Blue Cross/Blue Shield plans. Government-imposed limits on reimbursement of hospitals and other health care providers have significantly impacted their budgets. Under certain government insurance programs, a health care provider is reimbursed a fixed sum for services rendered in treating a particular condition, regardless of the actual costs of such treatment. Private third-party reimbursement plans and health maintenance organizations are also developing increasingly sophisticated methods of controlling health care costs through redesign of benefits and exploration of more cost-effective methods of delivering health care. In general, these government and private cost-containment measures have caused health care providers to be more selective in the purchase of medical products.

            The availability and magnitude of third party reimbursement for the costs of use of Digital Holography may vary as a function of the identity of the payor, the setting in which the CT or MR examination is performed, and the billing practices of the entity that uses the System. The Company will attempt to provide its customers with guidance as to the appropriate methods to seek third-party reimbursement for use of Digital Holography. The Company has been notified that an existing code for reporting medical procedures will be amended, effective January 1, 1998, to explicitly reference holographic imaging of CT and MR data. This will provide a method by which clinicians may more accurately report, and seek reimbursement for, use of Digital Holography.

            Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party reimbursement will be available. Neither Medicare nor any other third party payor has considered the reimbursement status of the System. Limitations imposed by government and private insurance programs and the failure of certain third-party payors to fully or substantially reimburse health care providers for the procedures associated with use of the System could have a material adverse effect on the Company.

MANUFACTURING

            Heretofore, development and engineering activities with respect to pre-production prototypes of the Voxcam have been performed for the Company by GSI, a firm that has designed and manufactured medical imaging devices for major domestic and international suppliers. These development and engineering activities focused on implementing significant improvements over the laboratory prototype of the Voxcam. The Company believes that these improvements are necessary to create a commercial product that would satisfy potential customers. Areas of improvement, vis-a-vis the laboratory prototype of the Voxcam, include shape, size, user interface, extent of automation, component cost, and ability to withstand hostile environments.

            In August 1994, the Company and GSI entered into the Development Agreement with respect to the Voxcam. In January 1995, and again in January 1996, Voxel agreed to provide increased financial support to GSI and GSI agreed to increase resource allocation for Voxcam development. GSI's engineering activities with respect to pre-production prototypes (beta units) of the Voxcam continued to require more time and capital than was originally anticipated by GSI or the Company. In December 1996, Voxel gave GSI notice citing GSI's failure to meet its engineering and manufacturing obligations. Pursuant to the Development Agreement, the notice commenced a 60-day period of informal negotiations between the parties. During the 60-day period, GSI failed to resolve the inadequacies of its Voxcam engineering program and negotiations were not fruitful. As a consequence, a binding arbitration proceeding to resolve the parties' differences, as mandated by the Development Agreement, commenced. See "Legal Proceedings."

            Because the Company believes GSI is in breach of the Development Agreement, the Company has instituted an alternative in-house program to complete development of a commercial version of the Voxcam and arrange for its manufacture. On March 13, 1997, the Company announced its decision to accelerate the alternative Voxcam development and manufacturing program based on the following factors:

            1. Voxel has performed tests which confirm and further characterize the engineering shortcomings at the root of its dispute with GSI.

            2. The shortcomings in the GSI-designed Voxcam result from deficiencies in GSI's engineering efforts, not from limitations in Voxel's proprietary technology.

            3. Voxel's engineers and highly regarded third-party organizations believe that the resolution of these deficiencies is straightforward and involves the application of accepted technologies and widely used engineering principles.

            4. The Company has identified and retained respected consultants and vendors to participate in the engineering work required to remedy the shortcomings of the GSI-designed Voxcam.

            5. The Company believes that it is entitled to vigorously pursue this alternative program under the legal circumstances as of March 13, 1997.

The Company's Voxcam manufacturing program will include:

            (a) securing sub-systems from qualified vendors, including:

                    (i) those companies which have heretofore provided GSI with Voxcam subassemblies which meet Voxel's standards, and
                    (ii) suppliers participating in the engineering activity discussed in point 4 above.

            (b) performing final assembly and in-house testing for a pilot production run; and

            (c) selecting a system integrator for volume manufacturing.

            Voxel will employ the experience it has gained during the past two years to facilitate the selection and ramp-up of new Voxcam sourcing arrangements. The Company will announce a new Voxcam production schedule at an appropriate time.

            Voxel manages the development and engineering of the Voxbox and Voxfilm but uses original equipment manufacturers to produce them. Voxel is qualifying two local suppliers for the Voxbox. The Company currently purchases Voxfilm from Konica Corporation, one of the world's leading manufacturers of silver halide film products.

            There can be no assurance that vendors with which the Company is currently cooperating will meet the Company's requirements for quality, quantity, and timeliness and the FDA's GMP requirements or that, in the future, the Company would be able to find substitute manufacturers for the elements of the Digital Holography System. The System must be manufactured in compliance with GMP in order for it to be distributed in the United States. The Company's dependence on others for the manufacture of key elements of its products may adversely affect its future profit margins and the Company's ability to develop and deliver products on a timely and competitive basis.

COMPETITION

            Voxel is not aware of any academic or commercial institution actively developing multiple exposure holography to display medical images.

            The Digital Holography System may compete in the future for market share with currently available methodologies for viewing the results of CT and MR scans. Potential purchasers of the Digital Holography System may determine that currently available display techniques for CT and MR with which they are already familiar (including unaided visual examination of the slice images) are sufficient to make requisite diagnoses and facilitate treatment. The perceived value of the Digital

Holography System may be influenced by future health care legislation, insurance reimbursement policies, and cost-containment measures adopted by health care providers and payors. In addition, competition may arise from products currently in development, or that may be developed in the future, by other companies. Many of the current and potential competitors are likely to have substantially greater capital resources, research and development staffing, and facilities than the Company. In addition, many potential competitors have extensive experience with CT and MR procedures and technologies.

            One currently available alternative approach to volumetric display is to use computer graphics technology. A single pseudo-three-dimensional picture is synthesized from the individual two-dimensional images. Traditional artistic effects (e.g., shading, perspective) are used to convey an impression of depth. The Company believes that one of the limitations of computer-generated pseudo-three-dimensional images is that only psychological depth cues can be used. Psychological cues depend on surfaces; computer-generated surfaces introduce certain compromises and distortions. Moreover, substantial computer hardware and software skill, experience, time, and effort are required to produce these pictures. A variety of suppliers of CT and MR scanners as well as independent companies offer software and workstations that generate pseudo three-dimensional pictures. These systems also have other uses; they enable radiologists to interact with the data that have been collected by scanners and they may facilitate the production of "what if" images which some surgeons have found useful in surgical planning. When used for that purpose, the workstations can serve as a source of data for Voxgrams so true volumetric displays can be made after the data have been manipulated. The Company believes that Voxgrams may, therefore, add value to users of workstations. While the Company views workstations as complementary, some physicians may find them to be an acceptable alternative to the Digital Holography System.

GOVERNMENT REGULATION

            The medical devices currently under development by the Company are regulated by the FDA under the Federal Food, Drug and Cosmetic Act (the "FDC Act") and require regulatory clearance prior to commercialization in the United States. Under the FDC Act, the FDA regulates preclinical and clinical testing, manufacturing, labeling, distribution, sale, marketing, advertising, and promotion of medical devices in the United States. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, detention, recall or seizure of products, total or partial suspension of production, distribution, sales and marketing, withdrawal of marketing approvals or clearances, a recommendation by the FDA that the manufacturer or distributor not be permitted to enter into government contracts, and criminal prosecution. In certain circumstances, the FDA also has the authority to order the manufacturer or distributor of a device to repair, replace, or refund the cost of the device. Various states and other countries in which the Digital Holography System may be sold in the future may impose additional regulatory requirements.

            Following the enactment of the Medical Device Amendments of 1976 to the FDC Act, the FDA classified medical devices in commercial distribution at the time of enactment into one of three classes -- Class I, II, or III. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of medical devices. Class I devices are those whose safety and effectiveness can reasonably be ensured through general controls, such as labeling, the pre-market notification ("510(k)") process, and adherence to FDA-mandated GMP. Class II devices are those whose safety and effectiveness can reasonably be ensured through the use of general controls together with special controls, such as performance standards, post-market surveillance, patient registries, and FDA guidelines. Generally, Class III devices are devices that must receive pre-market approval by the FDA to ensure their safety and effectiveness. They are typically life sustaining, life-supporting. or implantable devices, and also include most devices that were not on the market before May 28, 1976 and for which the FDA has not made a finding of substantial equivalence based upon a 510(k).

            If a manufacturer or distributor of medical devices can establish to the FDA's satisfaction that a new device is substantially equivalent to a legally marketed Class I or Class II medical device or to a Class III device for which the FDA has not yet required pre-market approval, the manufacturer or distributor may market the device. In the 510(k), a manufacturer or distributor makes a claim of substantial equivalence, which the FDA may require to be supported by various types of information showing that the device is as safe and effective for its intended use as the legally marketed predicate device. Following submission of the 510(k), the manufacturer or distributor may not place the new device into commercial distribution until an order is issued by the FDA finding the new device to be substantially equivalent.

            On September 6, 1995, the Company submitted a 510(k) to the FDA covering the Voxcam, Voxbox, and Voxfilm. On September 29, 1995, the Company received findings of substantial equivalence from the FDA covering the Voxcam, Voxbox, and Voxfilm, permitting the commercial distribution of the Digital Holography System as an adjunct to current two dimensional display techniques for diagnostic image data.

            If the Company needs, either before or after commercial release of the Digital Holography System, to make a modification (e.g., in design or intended use) which could significantly affect the safety or effectiveness of the Digital Holography System, the Company will be required to submit a new 510(k) and establish to the FDA's satisfaction that the Digital Holography System, as modified, is substantially equivalent. The need to obtain FDA clearance of a new 510(k) (which would not be assured) could significantly delay (or prevent) commercialization of a modified Digital Holography System. The Company does not currently intend to take any action to modify the System or its intended use in a fashion which would make it unsuitable for 510(k) clearance.

            The Company will also be required to register as a medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services ("CDHS"), and to file a listing of its products semi-annually. The Company or its contract manufacturers will be inspected on a routine basis by both the FDA and the CDHS for compliance with the FDA's GMP and other requirements including the medical device reporting regulation and various requirements for labeling and promotion. The FDA's GMP regulation requires, among other things, that (i) the manufacturing process be regulated and controlled by the use of written procedures, and (ii) the ability to produce devices which meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process. The regulation also requires investigation of any deficiencies in the manufacturing process or in the products produced and detailed record keeping. The medical device reporting regulation requires that the device manufacturer provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its marketed devices, as well as product malfunctions that would likely cause or contribute to a death or serious injury if the malfunction were to recur. Also, because the Voxcam will contain a laser, the Company will be required to comply and certify compliance with the FDA's performance (safety) standard governing laser products. Changes in existing requirements or interpretations (on which regulations heavily depend) or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. Compliance with such laws and regulations now or in the future could require substantial expenditures by the Company.

OTHER POTENTIAL MARKETS

            Voxel's technology is also potentially useful in a variety of other non-medical settings where volumetric information is important, such as non-destructive testing of airplane parts and volumetric visualization of oil fields and atomic reactor cores. In order for the Digital Holography System to be useful for these applications, potential customers would have to collect data in an appropriate format. Collecting appropriate data could be expensive and time consuming and, as a result, potential customers may consider the System unsuitable. Proving that the Digital Holography System is suitable for these applications will involve additional applications research. While the Company currently intends to pursue these applications in the future, there can be no assurance that it will have the resources to do so or that its efforts will be successful.

EMPLOYEES

            As of December 31, 1996, the Company employed 24 persons on a full-time basis, of whom 14 were engaged in research and development, five in marketing, and five in administration. The Company's ability to attract and retain qualified personnel will be a significant factor in its potential for success. None of the Company's employees is covered by collective bargaining agreements and management considers the Company's relations with its employees to be good.


ITEM 2.  PROPERTIES

            The Company leases approximately 12,500 square feet of laboratory and office space in a business park in Laguna Hills, California. The leases for this facility expire in February 1998. The Company believes that this facility, together with additional space available within the vicinity, should be sufficient to meet its needs at acceptable rents for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

            The Company is engaged in an arbitration proceeding with GSI arising from the Development Agreement. The Company's relationship with GSI commenced in 1994 when it commissioned GSI to conduct a design study for which Voxel paid GSI $230,000. The study was to determine the feasibility of developing and manufacturing a commercial version of the Voxcam. In reliance upon GSI's favorable findings in that study, the Company entered into the Development Agreement in August 1994, pursuant to which GSI was to engineer and build the commercial Voxcam.

            The Company believes that the efforts made by, and limited results achieved by, GSI since the signing of the Development Agreement constitute a breach of GSI's obligations which have arisen during the relationship between the parties. On December 23, 1996, Voxel delivered to GSI a notice of impasse which commenced a contractually-specified 60-day period of informal negotiations between the parties aimed at resolving the impasse. During that time, GSI failed to resolve the inadequacies of its Voxcam engineering program and negotiations were not fruitful. As a consequence, the arbitration process commenced in Orange County, California (as specified by the Development Agreement), under the auspices of the American Arbitration Association (Case No. 80 Y 199 00056 97
JMB). Voxel is seeking redress and will aggressively pursue monetary damages and other appropriate remedies. The arbitration is expected to be concluded during 1997.

            The Company believes that GSI has not met its commitments with respect to engineering specifications, product performance requirements, scheduled delivery dates, project staffing levels, and standards for documentation. The Company believes that GSI's obligations are defined by (i) the Development Agreement; (ii) the written commitments as to product development scope and schedule, and unit price, made in the 1994 Design Study;
(iii) the further commitments made by GSI in 1995 and 1996 as inducement to Voxel to amend the Development Agreement to pay GSI additional amounts for engineering activities; (iv) the product specifications produced by GSI during the project; and (v) the record of written, electronic, and oral communications from GSI personnel to Voxel during the project.

            GSI has alleged that (a) it has not failed to perform any material conditions under the Development Agreement; (b) if any failure of the Voxcam's performance exists, it is due solely to either Voxel's failure to perform its duties and responsibilities under the Development Agreement or third party failures over which GSI has no responsibility or control; and (c) Voxel has breached the Development Agreement. GSI has asserted damage claims totaling in excess of $5 million for lost profits, deferred compensation, unpaid charges, and other consequences of the alleged breach.

            Voxel has asserted damage claims totaling in excess of $5 million arising from (i) the cost to remedy the engineering deficiencies of the GSI-designed Voxcam; (ii) the cost to establish alternative Voxcam manufacturing arrangements; (iii) the expense of Voxel operations from the originally anticipated delivery date for commercial Voxcam units until the commencement of revenue; (iv) the cost to Voxel of the delay in initial revenues from the Digital Holography System; and (v) the incremental costs incurred by Voxel in its equity capital raising activities during the delay in revenue commencement caused by GSI's actions.

            Although the Company believes that its position will be upheld in the arbitration, there can be no assurance at this time as to the outcome of that proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not Applicable.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

            The Company's Common Stock, Redeemable Class A Common Stock Purchase Warrants (the "Class A Warrants"), and Units have traded on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbols: VOXL, VOXLW, and VOXLU, respectively, since the Company's initial public offering (the "IPO") closed on November 1, 1994. Each Unit consists of one share of Common Stock and one Class A Warrant. According to records of the Company's transfer agent, the Company had approximately 118 holders of Common Stock of record as of March 4, 1997. Many of the Company's shares are held by brokers and other institutions on behalf of shareholders; the Company estimates the total number of beneficial owners of Common stock represented by these record holders to exceed 2,500. On March 4, 1997 the closing sales prices for the Company's Common Stock, Warrants, and Units were $3.69, $0.75 and $3.50, respectively. The following table sets forth the high and the low sale prices of the Company's equity securities during the fiscal quarters in the years ended December 31, 1995 and 1996.

COMMON STOCK (VOXL)

            1995                                                                         HIGH              LOW
            ----                                                                         ----              ---

            First Quarter.......................................................        $ 7.00            $ 4.63
            Second Quarter......................................................        $ 9.38            $ 6.75
            Third Quarter.......................................................        $ 9.00            $ 4.50
            Fourth Quarter......................................................        $ 7.00            $ 1.75

            1996
            ----

            First Quarter.......................................................        $ 8.69            $ 2.00
            Second Quarter......................................................        $ 8.63            $ 4.88
            Third Quarter.......................................................        $ 7.50            $ 3.25
            Fourth Quarter......................................................        $ 6.13            $ 2.81

CLASS A WARRANTS (VOXLW)

            1995
            ----

            First Quarter.......................................................        $ 3.81            $ 2.00
            Second Quarter......................................................        $ 4.63            $ 3.63
            Third Quarter.......................................................        $ 4.50            $ 1.75
            Fourth Quarter......................................................        $ 2.75            $ 0.38

            1996
            ----
            First Quarter.......................................................         $ 3.38           $ 0.50
            Second Quarter......................................................         $ 3.25           $ 1.75
            Third Quarter.......................................................         $ 2.69           $ 1.25
            Fourth Quarter......................................................         $ 1.94           $ 0.63

UNITS (VOXLU)

            1995
            ----

            First Quarter.......................................................         $10.63           $ 6.63
            Second Quarter......................................................         $13.75           $10.50
            Third Quarter.......................................................         $12.88           $ 6.75
            Fourth Quarter......................................................         $ 8.25           $ 2.00

            1996
            ----

            First Quarter.......................................................         $10.75           $ 2.25
            Second Quarter......................................................         $10.75           $ 6.75
            Third Quarter.......................................................         $ 9.25           $ 5.00
            Fourth Quarter......................................................         $ 7.50           $ 3.25


            The Company has not paid cash dividends since inception. The Company currently intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

            The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the three years in the period ended December 31, 1996 and for the period from April 15, 1988 (inception) to December 31, 1996, and with respect to the Company's balance sheets at December 31, 1995 and 1996 are derived from the Company's audited Consolidated Financial Statements which are included elsewhere in this report. The statement of operations data for the years ended December 31, 1992 and 1993 and the balance sheet data at December 31, 1992, 1993 and 1994 have been derived from audited consolidated financial statements which are not included herein. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto included elsewhere in this report.

                                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                                      Period from
                                                                                                                    April 15, 1988
                                                                                                                       (date of
                                                                           Year Ended December 31,                   inception) to
                                                   ----------------------------------------------------------------   December 31,
                                                     1992          1993          1994          1995          1996         1996
                                                     ----          ----          ----          ----          ----         ----
STATEMENT OF OPERATIONS DATA (1)
Costs and expenses:
   Research and development.....................   $    699      $  1,191      $  2,924      $  3,619      $  4,257     $ 13,386
   General and administrative...................        701         1,035         1,149         1,888         2,186        7,289
   Depreciation and amortization
     expense....................................         94           148           335           236           247        1,143
   Interest (income) expense....................        (33)          223           349          (166)         (250)         163
                                                   --------      --------      --------      --------      --------     --------
Net loss........................................   $ (1,461)     $ (2,597)     $ (4,757)     $ (5,577)     $ (6,440)    $(21,981)
                                                   ========      ========      ========      ========      ========     ========
Pro forma net loss (2)..........................                 $ (2,420)     $ (4,481)
                                                                 ========      ========
Net loss per share..............................                                             $  (1.33)     $  (1.02)
                                                                                             ========      ========
Pro forma net loss
      per share (2).............................                 $  (1.18)     $  (1.67)
                                                                 ========      ========
Shares used in computing
      net loss per share (2)....................                 2,043,842     2,677,788     4,183,355     6,314,102
                                                                 =========     =========     =========     =========


                                                                            December 31,
                                                   -----------------------------------------------------------------
                                                     1992          1993          1994          1995          1996
                                                     ----          ----          ----          ----          ----
BALANCE SHEET DATA
Cash, cash equivalents, and
   short-term investments ......................   $  1,116      $    160      $  5,708      $  4,398      $  6,919

Working capital (deficit) ......................        905        (1,924)        5,408         3,822         6,825

Total assets ...................................      1,648           945         6,419         4,980         7,625

Notes payable ..................................       --           1,857          --             105          --

Long term obligations, including
   capital leases ..............................        173           168           108            28             7

Accumulated deficit ............................     (2,590)       (5,187)       (9,964)      (15,541)      (21,981)

Convertible redeemable preferred
   stock .......................................      3,799         3,799          --            --            --

Total shareholders'
   equity (deficit) ............................     (2,546)       (5,143)        5,984         4,342         7,406

----------

(1) The Company is a development-stage business and has generated no operating revenue.

(2) Computed on the basis described in Note 1 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Since its inception in 1988, the Company has been engaged in the design, development, and medical evaluation of Digital Holography, a sophisticated system that yields film-based, hard copy images of the internal structure of the human body. The Digital Holography system consists of the Voxcam imager, a camera to convert computed tomography and magnetic resonance scans into holograms; Voxbox light boxes to view the holograms; and Voxgram film on which the hologram is recorded.

            The Company has not yet developed products for sale, has not earned revenues, and has incurred substantial losses since inception. The Company expects to continue to incur substantial operating losses for at least twelve months from the date of this report, as research, development, manufacturing, and marketing activities expand.

            In previous filings, the Company indicated that certain prerequisites needed to be fulfilled prior to initial commercial sales of the Digital Holography System. One of these prerequisites was accomplished on September 29, 1995, when the Company received 510(k) clearance from the FDA to sell the Digital Holography System. The remaining prerequisites to initial commercial sales include development and testing of pre-production prototypes, manufacturing of production units, and achieving market acceptance for the Digital Holography System. There can be no assurance that, on a timely basis or at all, any or all of the remaining prerequisites will be satisfied.

            The Company currently anticipates that initial production units of the Digital Holography System will be available for commercial sale no earlier than the first quarter of 1998. This represents an extension of previously discussed schedules for commercialization. Completion of the engineering and assembly of pre-production prototypes and commercial units of the Voxcam, heretofore the responsibility of GSI, has been delayed. See "Business -- Manufacturing." This delay has increased the Company's requirements for capital. See "Liquidity and Capital Resources."

            The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

       YEARS ENDED DECEMBER 31, 1996 AND 1995

            Net loss for 1996 increased by 15% to $6.4 million from $5.6 million in 1995. The Company had no revenues during 1996 or 1995. Research and development ("R&D") expense increased by 18% to $4.3 million from $3.6 million. This increase resulted from (i) enhanced in-house support of GSI's product development and manufacturing activities, including increased technical headcount and travel; (ii) costs of preparing for beta site installations; and
(iii) initiation of beta Voxbox production. Total payments to design engineering firms with respect to the Voxcam development program, which represent over half of R&D expense in both 1996 and 1995, increased modestly. However, the majority of such payments in 1996 represented reimbursement for beta unit parts while such payments in 1995 were primarily for engineering services.

            General and administrative ("G&A") expense (which includes marketing activities) increased by 16% to $2.2 million from $1.9 million. This increase resulted from the growth of the sales organization and increased marketing effort; administrative costs were virtually unchanged. In 1996, the Company's primary marketing focus shifted from promoting clinical activities to developing customer relationships. Sales headcount and travel increased correspondingly. Depreciation and amortization expense was essentially unchanged. Net interest income for 1996 was $250,000 compared to $166,000 in 1995. This difference is due to higher average investment balances as a consequence of the Company's secondary public offering (the "Secondary") in August 1996.

     YEARS ENDED DECEMBER 31, 1995 AND 1994

            Net loss for 1995 increased by 17% to $5.6 million from $4.8 million in 1994. R&D expense increased by 24% to $3.6 million from $2.9 million. This increase was primarily attributable to costs of design engineering services for the development of the pre-production prototypes of the Voxcam and Voxbox. G&A expense (which includes marketing activities) increased by 65% to $1.9 million from $1.1 million. This increase resulted primarily from an intensified focus on marketing. The Company augmented its trade show presence, clinical exhibit support, and market research activities. Also contributing to the G&A increase were modestly increased costs of administrative support for the growing organization (e.g. rent, insurance, and office activities). Depreciation and amortization expense decreased to $236,000 in 1995 from $335,000 in 1994 because of a one-time option-related amortization charge recognized in 1994. Net interest income for 1995 was $166,000 compared to net interest expense of $349,000 in 1994. The difference resulted from interest income on IPO proceeds that were invested in short-term securities.

LIQUIDITY AND CAPITAL RESOURCES

            The Company has financed its operations primarily through private and public sales of equity securities and the private placement of debt securities and, to a far lesser extent, through equipment lease financing. As of December 31, 1996 the Company had raised $9.3 million net of underwriting commissions and offering expenses from the Secondary, $9.0 million net of underwriting commissions and offering expenses from the IPO, $3.8 million from the sale of convertible redeemable preferred stock, $3.6 million net of underwriting commissions and expenses from the sale of convertible preferred stock, and $4.7 million from the sale of debt securities. The convertible redeemable preferred stock and $2.5 million of the debt (together with accrued interest thereon) were converted to Common Stock at the closing of the IPO on November 1, 1994. The remaining $2.2 million of the debt securities (together with accrued interest thereon) was repaid from the proceeds of the IPO on November 1, 1994. The convertible preferred stock was converted to Common Stock during 1996. The Company had a capital lease obligation of $12,000 as of December 31, 1996.

            The Company's net cash used in operating activities during the years ended December 31, 1996, 1995 and 1994 was $6.7 million, $5.0 million, and $4.4 million, respectively. The increases in cash used in operations were due primarily to increased research and development, medical evaluation activity, and marketing. As of December 31, 1996, the Company had cash and short-term investments totaling $6.9 million. This compares with cash and short-term investments totaling $4.4 million and $5.7 million at December 31, 1995 and 1994, respectively. The increase in cash and short-term investments from 1995 to 1996 is the result of the receipt of funds from the Secondary. The decrease in cash at year end 1995 was due to the use of cash for operating activities, partially offset by the receipt of $3.6 million (net of underwriting commissions and expenses) of proceeds from the placement of convertible preferred stock. As of December 31, 1996, the Company had working capital of $6.8 million as compared to working capital of $3.8 million and $5.4 million at December 31, 1995 and 1994, respectively. Working capital at December 31, 1996 consists primarily of the net proceeds received from the Secondary. Working capital at December 31, 1995 is primarily the result of the net proceeds received from the sale of convertible preferred stock.

            The Company has no material commitments for capital expenditures. However, the Company expects to incur substantial expense to remedy the shortcomings of the GSI-designed Voxcam, conduct field tests of pre-production units of the Voxcam, complete the manufacturing engineering of the commercial Voxcam, and commence its production.

            The Company believes that available cash will be sufficient to meet the Company's operating expenses and capital requirements for at least the duration of calendar year 1997. However, the Company will require additional funding on one or more occasions in order to achieve its operating objectives. The delays in the completion of engineering of the commercial Voxcam, field testing of beta units, and manufacturing of initial production units have increased the Company's requirements for capital. The amount and timing of the Company's future capital requirements will depend upon many factors, including progress of the Voxcam engineering activities, the success and duration of beta unit field testing, the timing of the transition from beta to commercial unit production, and the extent and timing of acceptance of the Digital Holography System. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Auditors .............................................  21

Consolidated Financial Statements

Consolidated Balance Sheets ................................................  22

Consolidated Statements of Operations ......................................  23

Consolidated Statements of Convertible Redeemable Preferred Stock and
  Shareholders' Equity (Deficit) ...........................................  24

Consolidated Statements of Cash Flows ......................................  26

Notes to Consolidated Financial Statements .................................  27

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Voxel

            We have audited the accompanying consolidated balance sheets of Voxel (a development stage company) as of December 31, 1995 and 1996, and the related consolidated statements of operations, convertible redeemable preferred stock and shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996 and for the period from April 15, 1988 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Voxel (a development stage company) at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 and for the period from April 15, 1988 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.



                                                    ERNST & YOUNG LLP


Orange County, California
February 7, 1997

                                      VOXEL
                          (A Development Stage Company)



                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                        1995            1996
                                                                      --------        --------
ASSETS
Currents assets:
    Cash                                                              $  4,398        $    807
    Short-term investments                                                --             6,112
    Other current assets                                                    34             118
                                                                      --------        --------
Total current assets                                                     4,432           7,037

Property and equipment:
    Furniture and equipment                                                996           1,157
    Leasehold improvements                                                 201             224
                                                                      --------        --------
                                                                         1,197           1,381
    Less accumulated depreciation and amortization                        (671)           (867)
                                                                      --------        --------
                                                                           526             514
Other assets (net of accumulated amortization of $66 in
     1995 and $70 in 1996)                                                  22              74
                                                                      --------        --------
Total assets                                                          $  4,980        $  7,625
                                                                      ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                             $    424        $    207
    Short-term note payable                                                105            --
    Current portion of lease obligation                                     81               5
                                                                      --------        --------
Total current liabilities                                                  610             212

Long-term lease obligation                                                  28               7

Commitments and contingencies

Shareholders' equity:
    Convertible Series C preferred stock, no par value:
        Authorized shares - 4,000,000; Issued and outstanding
        shares - 4,000,000 in 1995 and none in 1996                      3,600            --
    Common stock, no par value:
        Authorized shares - 15,000,000;  Issued and outstanding
        shares - 4,228,869 in 1995 and 8,395,398 in 1996                16,313          29,417
    Deficit accumulated during the development stage                   (15,541)        (21,981)
    Notes receivable from shareholders                                     (30)            (30)
                                                                      --------        --------
Total shareholders' equity                                               4,342           7,406
                                                                      --------        --------
Total liabilities and shareholders' equity                            $  4,980        $  7,625
                                                                      ========        ========

See accompanying notes.

                                      VOXEL
                          (A Development Stage Company)



                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                         PERIOD FROM
                                                                                          APRIL 15,
                                                                                        1988 (DATE OF
                                                   YEAR ENDED DECEMBER 31,              INCEPTION) TO
                                      ---------------------------------------------      DECEMBER 31,
                                          1994             1995             1996             1996
                                      -----------      -----------      -----------      -----------
Net revenues                          $        --      $        --      $        --      $        --

Costs and expenses:
    Research and development                2,924            3,619            4,257           13,386
    General and administrative              1,149            1,888            2,186            7,289
    Depreciation and amortization             335              236              247            1,143
    Interest expense                          408               33               10              811
    Interest income                           (59)            (199)            (260)            (648)
                                      -----------      -----------      -----------      -----------

                                            4,757            5,577            6,440           21,981
                                      -----------      -----------      -----------      -----------

Net loss                              $    (4,757)     $    (5,577)     $    (6,440)     $   (21,981)
                                      ===========      ===========      ===========      ===========

Pro forma net loss                    $    (4,481)
                                      ===========

Net loss per share                                     $     (1.33)     $     (1.02)
                                                       ===========      ===========

Pro forma net loss per share          $     (1.67)
                                      ===========

Shares used in computing net
    loss per share                      2,677,788        4,183,355        6,314,102
                                      ===========      ===========      ===========


See accompanying notes.

                                      VOXEL
                          (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE STOCK AND
SHAREHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                 SERIES A PREFERRED             SERIES B PREFERRED         SERIES C PREFERRED
                                                 ------------------             ------------------         ------------------
                                                 SHARES      AMOUNT           SHARES          AMOUNT      SHARES         AMOUNT
                                                 ------      ------           ------          ------      ------         ------
Issuance of common stock at $.26
per share in exchange for notes                      --        $ --               --        $     --          --        $    --

Issuance of common stock at $.26
per share in exchange for shares
of Holoplex stock and
cancellation of indebtedness of
$35                                                  --          --               --              --          --             --

Net loss                                             --          --               --              --          --             --
                                               --------------------------------------------------------------------------------
Balance at December 31, 1988                         --          --               --              --          --             --

Repurchase of common stock for
cash at $.26 per share                               --          --               --              --          --             --

Net loss                                             --          --               --              --          --             --
                                               --------------------------------------------------------------------------------
Balance at December 31, 1989                         --          --               --              --          --             --

Issuance of Series A preferred
stock at $.10 per share in
exchange for cash of $16 and
cancellation of indebtedness of
$33                                             490,801          49               --              --          --             --

Issuance of Series A preferred
stock at $.10 per share in
exchange for cancellation of
accrued interest                                  2,103          --               --              --                         --

Net loss                                             --          --               --              --          --             --
                                               --------------------------------------------------------------------------------
Balance at December 31, 1990                    492,904          49               --              --          --             --

Issuance of Series B preferred
stock at $.10 per share in
exchange for cancellation of
indebtedness                                         --          --           87,500               9          --             --

Issuance of common stock at $.26
per share in exchange for notes
receivable                                           --          --               --              --          --             --

Issuance of Series B preferred
stock at $.60 per share in
exchange for cash of $3,130 and
cancellation of indebtedness and
related interest of $611                             --          --        6,234,791           3,741          --             --

Repurchase of common stock at
$.26 per share for cash of $3 and
cancellation of advances
receivable of $18                                    --          --               --              --          --             --

Contribution to capital -
forgiveness of indebtedness by
shareholders                                         --          --               --              --          --             --

Net loss                                             --          --               --              --                         --
                                               --------------------------------------------------------------------------------
Balance at December 31, 1991                    492,904          49        6,322,291           3,750          --             --

Net loss                                             --          --               --              --          --             --
                                               --------------------------------------------------------------------------------
Balance at December 31, 1992                    492,904          49        6,322,291           3,750          --             --

Net loss                                             --          --               --              --          --             --
                                               --------------------------------------------------------------------------------
Balance at December 31, 1993                    492,904          49        6,322,291           3,750          --             --

Stock option exercise at $.51 per share              --          --               --              --          --             --

Amortization of deferred compensation                --          --               --              --          --             --

Conversion of Series A preferred
stock to common stock at the rate
of 5.145346 shares of preferred
to one share of common                         (492,904)        (49)              --              --          --             --

Conversion of Series B preferred
stock to common stock at the rate
of 5.145346 shares of preferred
to one share of common                               --          --       (6,322,291)         (3,750)         --             --

Issuance of 1,900,000 Units at
$5.50 per Unit in initial public
offering for cash of $10,400 and
cancellation of indebtedness of
$50, net of underwriting
discounts and commissions and
offering expenses                                    --          --               --              --          --             --

Conversion of promissory notes
($2,460 of principal and $454 of
interest) to common stock at the
rate of $5.00 per share                              --          --               --              --          --             --

Issuance of common stock in
payment for services totaling $21                    --          --               --              --          --             --

Net loss                                             --          --               --              --          --             --
                                               --------------------------------------------------------------------------------
Balance at December 31, 1994                         --          --               --              --          --             --

Amortization of deferred
compensation                                         --          --               --              --          --             --

Bridge warrant exercise of
120,000 shares at $2.50 per share                    --          --               --              --          --             --

Stock option exercise at $.51 per
share                                                --          --               --              --          --             --

Issuance of common stock in
payment for services totaling $9                     --          --               --              --          --             --

Stock option exercise at $1.03
per share                                            --          --               --              --          --             --

Issuance of Series C preferred
stock at $1.00 per share, net of
underwriting commissions and
expenses                                             --          --               --              --   4,000,000          3,600

Net loss                                             --          --               --              --          --             --
                                               --------------------------------------------------------------------------------
Balance at December 31, 1995                         --          --               --              --   4,000,000          3,600

Amortization of deferred
compensation                                         --          --               --              --          --             --

Bridge warrant exercise of 60,000
shares at $2.50 per share                            --          --               --              --          --             --

Stock option exercise at $.51 per
share                                                --          --               --              --          --             --

Conversion of Series C preferred
stock to common stock at a
weighted-average rate of 3.602536
shares of preferred to a share of
common                                               --          --               --              --  (4,000,000)        (3,600)

Issuance of common stock at $3.50
per share in secondary public
offering for cash of $10,465, net
of underwriting commissions and
expenses                                             --          --               --              --          --             --

Net loss                                             --          --               --              --          --             --
                                               --------------------------------------------------------------------------------
Balance at December 31, 1996                         --        $ --               --        $     --          --        $    --
                                               ================================================================================

See accompanying notes.

                                                                       DEFICIT ACCRU-      NOTES
                                                      COMMON STOCK     MULATED DURING      RECEIVABLE
                                                      ------------        DEVELOPMENT      FROM SHARE-
                                                  SHARES        AMOUNT          STAGE      HOLDERS           TOTAL
                                                  ------        ------          -----      -------           -----
Issuance of common stock at $.26
per share in exchange for notes                   38,870       $    10       $     --        $ (10)       $    --

Issuance of common stock at $.26
per share in exchange for shares
of Holoplex stock and
cancellation of indebtedness of
$35                                              349,831            90             --           --             90

Net loss                                              --            --           (143)          --           (143)
                                               --------------------------------------        -----        -------
Balance at December 31, 1988                     388,701           100           (143)         (10)           (53)

Repurchase of common stock for
cash at $.26 per share                           (97,175)          (25)            --           --            (25)

Net loss                                              --            --           (254)          --           (254)
                                               --------------------------------------        -----        -------
Balance at December 31, 1989                     291,526            75           (397)         (10)          (332)

Issuance of Series A preferred
stock at $.10 per share in
exchange for cash of $16 and
cancellation of indebtedness of
$33                                                   --            --             --           --             --

Issuance of Series A preferred
stock at $.10 per share in
exchange for cancellation of
accrued interest                                      --            --             --           --             --

Net loss                                              --            --           (238)          --           (238)
                                               --------------------------------------        -----        -------
Balance at December 31, 1990                     291,526            75           (635)         (10)          (570)

Issuance of Series B preferred
stock at $.10 per share in
exchange for cancellation of
indebtedness                                          --            --             --           --             --

Issuance of common stock at $.26
per share in exchange for notes
receivable                                        77,740            20             --          (20)            --

Issuance of Series B preferred
stock at $.60 per share in
exchange for cash of $3,130 and
cancellation of indebtedness and
related interest of $611                              --            --             --           --             --

Repurchase of common stock at
$.26 per share for cash of $3 and
cancellation of advances
receivable of $18                                (82,599)          (21)            --           --            (21)

Contribution to capital -
forgiveness of indebtedness by
shareholders                                          --            20             --           --             20

Net loss                                              --            --           (514)          --           (514)
                                               --------------------------------------        -----        -------
Balance at December 31, 1991                     286,667            94         (1,149)         (30)        (1,085)

Net loss                                              --            --         (1,461)          --         (1,461)
                                               --------------------------------------        -----        -------
Balance at December 31, 1992                     286,667            94         (2,610)         (30)        (2,546)

Net loss                                              --            --         (2,597)          --         (2,597)
                                               --------------------------------------        -----        -------
Balance at December 31, 1993                     286,667            94         (5,207)         (30)        (5,143)

Stock option exercise at $.51 per share              834             1             --           --              1

Amortization of deferred compensation                 --           117             --           --            117

Conversion of Series A preferred
stock to common stock at the rate
of 5.145346 shares of preferred
to one share of common                            95,796            49             --           --             49

Conversion of Series B preferred
stock to common stock at the rate
of 5.145346 shares of preferred
to one share of common                         1,228,740         3,750             --           --          3,750

Issuance of 1,900,000 Units at
$5.50 per Unit in initial public
offering for cash of $10,400 and
cancellation of indebtedness of
$50, net of underwriting
discounts and commissions and
offering expenses                              1,900,000         9,032             --           --          9,032

Conversion of promissory notes
($2,460 of principal and $454 of
interest) to common stock at the
rate of $5.00 per share                          582,704         2,914             --           --          2,914

Issuance of common stock in
payment for services totaling $21                  4,276            21             --           --             21

Net loss                                              --            --         (4,757)          --         (4,757)
                                               --------------------------------------        -----        -------
Balance at December 31, 1994                   4,099,017        15,978         (9,964)         (30)         5,984

Amortization of deferred
compensation                                          --            20             --           --             20

Bridge warrant exercise of
120,000 shares at $2.50 per share                120,000           300             --           --            300

Stock option exercise at $.51 per
share                                              6,139             3             --           --              3

Issuance of common stock in
payment for services totaling $9                   1,143             9             --           --              9

Stock option exercise at $1.03
per share                                          2,570             3             --           --              3

Issuance of Series C preferred
stock at $1.00 per share, net of
underwriting commissions and
expenses                                              --            --             --           --          3,600

Net loss                                              --            --         (5,577)          --         (5,577)
                                               --------------------------------------        -----        -------
Balance at December 31, 1995                   4,228,869        16,313        (15,541)         (30)         4,342

Amortization of deferred
compensation                                          --            36             --           --             36

Bridge warrant exercise of 60,000
shares at $2.50 per share                         60,000           150             --           --            150

Stock option exercise at $.51 per
share                                              6,200             3             --           --              3

Conversion of Series C preferred
stock to common stock at a
weighted-average rate of 3.602536
shares of preferred to a share of
common                                         1,110,329         3,600             --           --             --

Issuance of common stock at $3.50
per share in secondary public
offering for cash of $10,465, net
of underwriting commissions and
expenses                                       2,990,000         9,315             --           --          9,315

Net loss                                              --            --         (6,440)          --         (6,440)
                                               --------------------------------------        -----        -------
Balance at December 31, 1996                   8,395,398       $29,417       $(21,981)       $ (30)       $ 7,406
                                               ======================================        =====        =======

                                      VOXEL
                          (A DEVELOPMENT STAGE COMPANY)


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                                    PERIOD FROM
                                                                                                                   APRIL 15, 1988
                                                                                                                 (DATE OF INCEPTION)
                                                                                                                   TO DECEMBER 31,
                                                                             1994          1995          1996           1996
                                                                           -------------------------------------  -----------------
OPERATING ACTIVITIES
Net loss                                                                   $ (4,757)     $ (5,577)     $ (6,440)     $(21,981)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization                                            196           216           211           948
       Amortization of deferred compensation                                    139            20            36           195
       Gain on sale of equipment                                                 --            --            (5)           (5)
       Change in operating assets and liabilities:
           Other assets                                                          10            (6)         (140)         (202)
           Accounts payable and accrued expenses                                 58           249          (217)          366
           Short-term note payable                                               --           105          (105)           --
                                                                           --------------------------------------------------
Net cash used in operating activities                                        (4,354)       (4,993)       (6,660)      (20,679)

INVESTING ACTIVITIES
Purchases of property and equipment                                            (132)          (80)         (196)       (1,234)
Increase in other assets                                                         --            --            --           (33)
Proceeds from sale of equipment                                                  --            --             6             6
(Increase) decrease in short-term investments                                (4,970)        5,095        (6,112)       (6,112)
                                                                           --------------------------------------------------
Net cash (used in) provided by investing activities                          (5,102)        5,015        (6,302)       (7,373)

FINANCING ACTIVITIES
Sale of common stock, net of registration costs                               8,983           305         9,468        18,728
Increase in notes payable                                                     3,256            --            --         5,683
Payments on notes payable                                                    (2,150)           --            --        (2,151)
Proceeds from issuance of preferred stock, net
   of offering costs                                                             --         3,600            --         6,746
Proceeds from sale/leaseback transaction                                        105            --            --           406
Payments on capital lease obligation                                           (160)         (142)          (97)         (553)
                                                                           --------------------------------------------------
Net cash provided by financing activities                                    10,034         3,763         9,371        28,859
                                                                           --------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            578         3,785        (3,591)          807
Cash and cash equivalents at the beginning of period                             35           613         4,398            --
                                                                           --------------------------------------------------

Cash and cash equivalents and end of period                                $    613      $  4,398      $    807      $    807
                                                                           ==================================================

Cash paid for interest                                                     $     70      $     33      $     10      $    200
                                                                           ==================================================
Cash paid (refund received) for income taxes                               $     (2)     $      1      $      1      $      7
                                                                           ==================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in exchange for
   cancellation of indebtedness                                            $  2,964      $     --      $     --      $  2,999
Issuance of Series A preferred stock in
   exchange for cancellation of indebtedness                               $     --      $     --      $     --      $     33
Issuance of Series B preferred stock in
   exchange for cancellation of indebtedness                               $     --      $     --      $     --      $    620
Conversion of Series A preferred stock to common stock                     $     49      $     --      $     --      $     49
Conversion of Series B preferred stock to common stock                     $  3,750      $     --      $     --      $  3,750
Conversion of Series C preferred stock to common stock                     $     --      $     --      $  3,600      $  3,600
Forgiveness of indebtedness by shareholders                                $     --      $     --      $     --      $     20
Capital lease transaction for equipment                                    $     --      $     --      $     --      $    261
Issuance of common stock in exchange for
   cancellation of payable                                                 $     --      $      9      $     --      $      9

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996


1.  SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

            Voxel (the "Company") was incorporated in the State of California on April 15, 1988. The Company is developing a system for producing and viewing volumetric holograms which will interface with existing medical scanning equipment and yield authentic three-dimensional images.

  Basis of Presentation

            The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern. The Company has lost approximately $4.8 million, $5.6 million and $6.4 million in 1994, 1995, and 1996, respectively, and has an accumulated deficit of approximately $22.0 million at December 31, 1996. The Company's operations have mainly consisted of research and development, marketing, and capital raising activities. The Company has not completed the development of its products. Through December 31, 1996, the Company has financed the development of its products primarily through the issuance of approximately $7.8 million ($7.4 million net of underwriting commissions and offering expenses) in preferred stock, approximately $2.9 million in common stock in exchange for cancellation of indebtedness, approximately $10.4 million ($9.0 million net of underwriting commissions and offering expenses) in units (each consisting of a share of common stock and a warrant to purchase an additional share of common stock) and approximately $10.5 million ($9.3 million net of underwriting commissions and offering expenses) in common stock. The units were sold in the Company's initial public offering.

            Ultimately, the Company's success will be dependent upon its ability to achieve profitable operations. Management's plans include the successful completion of the development, production and marketing of its products, achieving profitable operations and obtaining additional financing through the public and private placement markets as needed. The Company believes that available cash will be sufficient to meet the Company's operating expenses and capital requirements for at least the duration of calendar year 1997. However, the Company will require additional funding on one or more occasions in order to achieve its operating objectives. The delay in manufacturing of initial production units has increased the Company's requirements for capital. The amount and timing of the Company's future capital requirements will depend upon many factors, including progress of the Company's research and development and the extent and timing of acceptance of the Company's products. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company.

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

Investments

            Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption did not have a significant impact on the Company's consolidated financial statements. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Based on its intent, the Company's investments are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Short-term investments held by the Company have consisted of certificates of deposit, U.S. government securities, and commercial paper. As of December 31, 1995 and 1996, there were no material gross unrealized gains or losses as the carrying value of the portfolio approximated fair value. Gross realized gains and losses on sales of securities for the years ended December 31, 1995 and 1996, were not material. The cost of securities sold is based on the specific identification method.

  Long-Lived Assets

            Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). The adoption of SFAS No. 121 had no impact on the Company's consolidated results of operations or financial position.

  Stock Option Plans

            Effective January 1, 1996, the Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and accordingly, is continuing to account for its stock-based compensation plans under previous accounting standards. The adoption of SFAS No. 123 had no impact on the Company's consolidated results of operations or financial position.

  Concentration of Credit Risk

            Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of cash and short-term investments. The Company maintains its cash and short-term investments with one major bank and one major securities firm. At December 31, 1995 and December 31, 1996, the Company had no cash deposits in excess of Federal Deposit Insurance Corporation insurance limits. At December 31, 1995, the Company had cash and cash equivalents totaling $4.3 million in excess of Securities Investors Protection Corporation ("SIPC") limits. At December 31, 1996 the Company had cash and cash equivalents totaling $0.7 million and short-term investments totaling $5.7 million in excess of SIPC limits.

Stock Split

            On June 17, 1994, the Company's Board of Directors approved a one-for-5.145346 reverse stock split of its common stock, which became effective on June 24, 1994. Unless otherwise indicated, the accompanying consolidated financial statements have been adjusted retroactively to reflect the stock split.

  Consolidation

            The accompanying consolidated financial statements include the accounts of the Company and Holoplex Systems, an inactive subsidiary chartered in the United Kingdom. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

            The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  Property and Equipment

            Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the property or equipment which is from five to seven years.

  Other Assets

            Other assets include patent rights which are being amortized on a straight-line basis over their estimated useful life of ten years.

  Per Share Information

            Net loss per share has been calculated using the weighted average number of common shares outstanding.

            Pro forma net loss per share is computed using: (1) the weighted average number of shares of common stock outstanding; (2) pursuant to the requirements of the Securities and Exchange Commission (the "SEC"), common equivalent shares issued during the twelve-month period prior to the proposed initial public offering, whether dilutive or antidilutive, are presumed to have been issued in contemplation of the public offering and have been included in the calculation as if they were outstanding for all periods prior to the initial public offering (using the treasury stock method for stock options and warrants and the initial public offering price assumed to be allocated to the common stock portion of the Unit of $5.00 per share); (3) the pro forma effect of conversion of all outstanding shares of Series A and Series B convertible redeemable preferred stock into common stock which occurred upon the closing of the Company's initial public offering of securities; and (4) the pro forma effect of conversion of convertible subordinated notes payable to shareholders into common stock, determined using the if-converted method, which occurred upon the closing of the Company's initial public offering of securities. Additionally, net loss is adjusted for the related interest expense incurred during the period.

            Supplemental pro forma net loss per share is computed based on the number of shares used to compute pro forma earnings per share, as described above, adjusted to give effect to the issuance of common shares to retire amounts outstanding on the Company's notes payable to shareholders at the beginning of the period. Additionally, net loss is adjusted for the related interest expense incurred during the period.

            Supplemental pro forma net loss per share is as follows:

                                                                                      YEAR ENDED
                                                                                   DECEMBER 31, 1994
            Supplemental pro forma net loss per share........................             $(1.55)
                                                                                          ======
            Number of shares used in computing supplemental
                  pro forma net loss per share...............................           2,842,288
                                                                                        =========

2.  CONVERTIBLE PREFERRED STOCK

            On December 29, 1995 the Company completed a $4.0 million ($3.6 million, net of offering expenses) financing by issuing 4,000,000 shares of Series C convertible preferred stock (the "Series C Stock") to several institutional investors in a private financing. As of December 31, 1996, all of the shares of Series C Stock had been converted into an aggregate of 1,110,329 shares of common stock and no shares of Series C Stock remained outstanding.

3.  STOCK OPTION PLANS

            The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

            The Company's 1992 Stock Plan (the "1992 Plan") permits the Company to grant incentive stock options to employees at 100% of the fair value of the Company's common stock at the date of grant, and nonqualified stock options at no less than 85% of the fair value of the Company's common stock at the grant date. However, options granted to employees owning more than 10% of all classes of stock of the Company at the grant date are to be at no less than 110% of the fair market value of the Company's common stock. All options granted have 10 year terms and vesting begins on either the grant date or, if different, on the vesting commencement date specified by the Board of Directors. Such vesting is subject to continued employment with the Company. The 1992 Plan also permits the Company to grant stock purchase rights at no less than 85% of the fair value of the Company's common stock at the grant date. No stock purchase rights have been granted as of December 31, 1996.

            In March 1994, the Company adopted the 1994 Executive Stock Option Plan (the "1994 Plan") under which options may only be granted to Company executives. The 1994 Plan permits the Company to grant incentive stock options and nonqualified stock options. Incentive stock options may be granted at no less than 100% of the fair market value of the Company's common stock at the date of grant and incentive stock options granted to employees owning more than 10% of all classes of stock of the Company at the grant date are to be at no less than 110% of the fair market value of the Company's common stock. All options granted have 10 year terms and vesting begins on either the grant date or, if different, on the vesting commencement date specified by the Board of Directors.

Information with respect to options granted under the 1992 and 1994 Plan is summarized as follows:

                                      (IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)
                                                SHARES UNDER OUTSTANDING OPTIONS
                                                                                               WEIGHTED-
                                    SHARES                                      AGGREGATE      AVERAGED
                                  AVAILABLE                     OPTION PRICE     EXERCISE      EXERCISE
                                  FOR GRANT       SHARES         PER SHARE        PRICE         PRICE
                                  ---------       ------         ---------        -----         -----
Balance at December 31, 1993..     214,505        154,761      $     0.51       $    80       $   0.51

  Shares authorized ..........     505,311             --              --            --            --

  Grants .....................    (235,800)       235,800       0.51-6.00           256           1.09

  Exercises ..................          --           (834)           0.51            --           0.51

  Forfeitures ................       1,498         (1,498)           0.51            (1)          0.51
                                  --------        -------      ----------       -------       --------
Balance at December 31, 1994..     485,514        388,229       0.51-6.00           335           0.86

  Grants .....................     (65,776)        65,776       1.50-8.63           356           5.41

  Exercises ..................          --         (8,710)      0.51-1.03            (6)          0.66

  Forfeitures ................      21,318        (21,318)      0.51-1.03           (20)          0.92
                                  --------        -------      ----------       -------       --------
Balance at December 31, 1995..     441,056        423,977       0.51-8.63           665           1.57

  Grants .....................    (197,044)       197,044       2.63-7.06           709           3.60

  Exercises ..................          --         (6,200)           0.51            (3)          0.51

  Forfeitures ................      60,161        (60,161)      1.03-8.63          (303)          5.03
                                  --------        -------      ----------       -------       --------
Balance at December 31, 1996..     304,713        554,660      $0.51-7.06       $ 1,068       $   1.93
                                  ========        =======      ==========       =======       ========


The following table summarizes information about stock options outstanding at December 31, 1996:

                                                          OUTSTANDING                          EXERCISABLE
                                                    WEIGHTED
                                                    AVERAGE              WEIGHTED                           WEIGHTED
    RANGE OF                                        REMAINING            AVERAGE                            AVERAGE
   EXERCISE                 NUMBER                 CONTRACTUAL           EXERCISE          NUMBER           EXERCISE
    PRICES                OUTSTANDING                 LIFE                PRICE          EXERCISABLE         PRICE
---------------------------------------------------------------------------------        ---------------------------
$        0.51               138,875                    5.8                $0.51            137,697           $0.51
 1.03 to 1.50               213,465                    7.3                 1.06            191,092            1.05
 2.63 to 3.88                90,044                    9.1                 2.69             44,851            2.66
 4.13 to 5.31               103,000                    9.5                 4.53             31,042            5.14
 6.25 to 7.06                 9,276                    8.6                 6.63              8,281            6.67

            At December 31, 1995 and 1996, options to purchase approximately 326,745 shares and 412,963 shares, respectively, were exercisable. For the option grants made during the years ended December 31, 1995 and 1996, the weighted-average fair value was $6.28 and $2.93, respectively, per share. For option grants exercisable at December 31, 1995 and 1996, the weighted-average exercise price was $0.99 and $1.46, respectively, per share. The weighted-average remaining contractual life of options outstanding at December 31, 1995 and 1996, was 7.9 years and 7.6 years, respectively.

            Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996: risk-free interest rate equal to 6.5%; no dividend yield; a volatility factor for the expected market price of the Company's common stock equal to 0.92; and a weighted-average expected life of each option equal to 7 years.

            The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

            For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except per share data):

                                           1995                             1996
                              As Reported       Proforma        As Reported        Proforma
Net Loss                     $     (5,577)     $  (5,647)      $     (6,440)      $  (6,589)
                             ---------------------------------------------------------------
Net Loss per share           $      (1.33)     $   (1.35)      $      (1.02)      $   (1.04)
                             ---------------------------------------------------------------

            Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

4.  WARRANTS

            The Company sold 1,900,000 Units in its initial public offering. Each unit consisted of one share of common stock and one redeemable Class A warrant. The Class A warrants carry an exercise price of $6.25, subject to adjustment, are immediately exercisable, and expire on September 27, 1999. The Class A warrants are also subject to redemption by the Company at $0.05 per warrant if the average closing bid price of the Company's common stock exceeds $9.00 for 20 consecutive business days.

            The Company has granted to an investment banker a warrant to purchase 1,944 shares of the Company's common stock at an exercise price of $3.09 per share. The warrant will be exercisable through August 31, 1998. The Company has granted to an equipment leasing company a warrant to purchase 16,196 shares of the Company's common stock at an exercise price of $3.09 per share. The warrant is currently exercisable and expires in 2003.

            At December 31, 1996, the Company has reserved 1,938,140 shares of common stock, respectively, for all outstanding warrants.

5.  INCOME TAXES

            The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are recognized and measured on the likelihood of realization of the related tax benefits in the future.

            At December 31, 1996, the Company had approximately $7.3 million of net operating loss carryforwards for federal income tax purposes which begin to expire in 2003. In addition, the Company has net operating loss carryforwards for California income tax purposes of approximately $3.7 million which begin to expire in 1998. The Company also has general business credit carryforwards for federal and California income tax purposes of $350 thousand and $285 thousand, respectively, which begin to expire in 2007 and 1998, respectively.

            For the years ended December 31, 1994, 1995 and 1996, the Company did not recognize federal or state income tax benefit.

            The reconciliation of income tax expense (benefit) computed at U.S. federal statutory rates to income tax expense (benefit) for the years ended December 31, 1994, 1995 and 1996 is as follows:

                                                                                  (IN THOUSANDS)
                                                                         12/31/94      12/31/95     12/31/96
                                                                         --------      --------     --------
            Tax at U.S. statutory rate ..............................    $(1,665)      $(1,896)      $(2,190)
            Losses without benefit ..................................      1,665         1,896         2,190
                                                                         -------       -------       -------
            Income tax expense.......................................    $    --       $    --       $    --
                                                                         =======      ========      ========

            Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets and liabilities as of December 31, 1995 and 1996 are as follows:

                                                                                             (IN THOUSANDS)
                                                                                        12/31/95         12/31/96
                                                                                        --------         --------
Deferred tax liabilities:
     Tax depreciation in excess of book depreciation................................     $  (128)        $   (99)

Deferred tax assets:
     Capitalized research and development costs.....................................     $ 4,270         $ 5,724
     Capitalized start-up costs.....................................................          33              --
     Operating loss carryforwards...................................................       2,087           2,712
     General business credit carryforwards .........................................         537             635
     Other, net ....................................................................           4              --
                                                                                         -------         -------
                                                                                           6,931           9,071
     Valuation allowance ...........................................................      (6,803)         (8,972)
                                                                                         -------         -------
Net deferred tax assets.............................................................     $    --         $    --
                                                                                         =======         =======


            The Tax Reform Act of 1986 contains provisions which could substantially limit the availability of the net operating loss carryforwards if there is a greater than 50% change in ownership during a three year period. The Company has experienced such a change, resulting in a limitation on the utilization of its net operating loss carryforwards. The limitation is based upon the value of the stock on that date. Management believes that the limitation will not have a material adverse effect on the company's ability to fully utilize its net operating loss carryforwards. The ultimate realization of the loss carryforwards is dependent upon the future profitability of the Company.

6.  NOTES PAYABLE TO SHAREHOLDERS

  Notes Payable to Shareholders

            In April 1993, the Company executed convertible subordinated promissory notes with five of its major shareholders, pursuant to which the Company was able to borrow up to $2.46 million. Interest on all outstanding principal borrowings accrued at a basic rate of 6% per annum during the one year period following the initial principal borrowing date. In April 1994, all amounts payable were extended through November 1994 and the basic interest rate was increased to 9% per annum. Additional amounts of interest equal to 4% of each principal borrowing accrued on the date of each borrowing, and an additional 4% of the total principal borrowings then outstanding accrued on each of the dates 90, 180 and 270 days from the initial principal borrowing date. All principal and interest due as of November 1, 1994 was repaid by the issuance of the Company's common stock.

            In April 1994, the Company issued unsecured promissory notes to five of its major shareholders in an aggregate principal amount of $400,000. The notes accrued interest at a rate of 9% per annum and matured on November 1, 1994, the date on which the Company's initial public offering closed. In June 1994, an additional amount aggregating $800,000 was borrowed by the Company under these same terms and from the same shareholders. As of November 1, 1994, all principal and interest due on such notes was repaid in cash from the proceeds of the initial public offering.

  Bridge Financing

            On July 25, 1994, the Company issued unsecured promissory notes aggregating $1,000,000 and warrants to acquire 200,000 shares of common stock. The notes were repaid from the proceeds of the initial public offering. The warrants are exercisable for five years at a per share exercise price equal to $2.50. As of December 31, 1996, warrants to acquire 180,000 of such shares have been exercised.

7.  COMMITMENTS AND CONTINGENCIES

            The Company leases office space under operating leases which expire in February 1998 and which provide for increases in base rent of 6% annually. Rent expense was $101 thousand, $133 thousand and $122 thousand in 1994, 1995 and 1996, respectively. Aggregate future minimum payments under these leases as of December 31, 1996 total $156 thousand and $27 thousand for the years ended December 31, 1997 and 1998, respectively.

8.  SUBSEQUENT EVENT

            In February 1997, Voxel entered into a binding arbitration proceeding with General Scanning, Inc. ("GSI"), the company heretofore responsible for the engineering and manufacturing of commercial units of Voxel's Voxcam imager. The arbitration arises under the Development Agreement executed by the parties in August 1994. The Company believes that the efforts made by, and limited results achieved by, GSI since the signing of the Development Agreement constitute a breach of GSI's obligations which have arisen during the course of the relationship between the parties. GSI disputes the Company's assertions and alleges that Voxel has breached the Development Agreement. According to initial arbitration filings, Voxel and GSI are each seeking damages in excess of $5 million from the other.

            Because the Company believes that GSI's material breach of the Development Agreement excuses continued performance by Voxel, the Company has suspended payments to GSI under the Development Agreement. As of March 15, 1997, the Company had received invoices from GSI totaling approximately $408,000 for which Voxel has withheld payment. The arbitration is expected to be concluded during 1997.

            Although the Company believes that its position will be upheld in the arbitration, there can be no assurance at this time as to the outcome of that proceeding.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

                 None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required by Item 10 of Form 10-K is incorporated herein by reference to the Company's definitive proxy statement to be mailed to shareholders within 120 days of the end of the Company's most recently completed fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

            The information required by Item 11 of Form 10-K is incorporated herein by reference to the Company's definitive proxy statement to be mailed to shareholders within 120 days of the end of the Company's most recently completed fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

            The information required by Item 12 of Form 10-K is incorporated herein by reference to the Company's definitive proxy statement to be mailed to shareholders within 120 days of the end of the Company's most recently completed fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by Item 13 of Form 10-K is incorporated herein by reference to the Company's definitive proxy statement to be mailed to shareholders within 120 days of the end of the Company's most recently completed fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a)   1.    Consolidated Financial Statements:

                        The following financial statements of Voxel are included in Item 8 of this report:

                        Report of Independent Auditors

                        Consolidated Balance Sheets

                        Consolidated Statements of Operations

                        Consolidated Statements of Convertible Redeemable Preferred Stock and Shareholders' Equity (Deficit)

                        Consolidated Statements of Cash Flows

                        Notes to Consolidated Financial Statements

                  2.    Consolidated Financial Statement Schedules:

                          All schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

                  3.    Exhibit Listing

EXHIBIT
NUMBER               DESCRIPTION
------               -----------
 *3.1      Amended and Restated Articles of
           Incorporation of the Company, as filed
           on August 2, 1991 and as amended on May
           24, 1993 and June 24, 1994 (Filed as an
           exhibit to the Company's Registration
           Statement on Form S-1, Registration
           #33-81938, which was declared effective
           on September 27, 1994 (the "IPO
           Filing"))

 *3.2      By-laws of the Company (Filed as an
           exhibit to the IPO Filing)

 *3.3      Certificate of Amendment to the Amended
           and Restated Articles of Incorporation
           of the Company (Filed as an exhibit to
           the Company's Report on Form 8-K dated
           January 15, 1996 (the "January '96
           8-K"))

 *4.1      Specimen Certificate for Common Stock
           (Filed as an exhibit to the IPO Filing)

 *4.2      Form of Unit Purchase Option (Filed as
           an exhibit to the IPO Filing)

 *4.3      Form of Warrant Agreement (including
           Form of Class A Warrant) among the
           Company, A.R. Baron & Co., Inc. (the
           "IPO Underwriter") and American Stock
           Transfer & Trust Company (Filed as an
           exhibit to the IPO Filing)

 *4.4      Escrow Agreement among Voxel, the IPO
           Underwriter and Chemical Bank (Filed as
           an exhibit to the IPO Filing)

 *4.5      Form of Bridge Warrant (Filed as an
           exhibit to the IPO Filing)

 *4.6      Certificate of Determination for the
           Series C Preferred Stock (Filed as an
           exhibit to the January '96 8-K)

*10.1      License Agreement between Voxel and
           Holoplex Systems dated April 11, 1990
           (Filed as an exhibit to the IPO Filing)

*10.2      Agreement between Voxel and Dynamic
           ReSolutions Inc. dated April 29, 1994
           (Filed as an exhibit to the IPO Filing)

*10.3+     Employment Agreement between Voxel and
           Dr. Allan M. Wolfe dated June 1, 1994
           (Filed as an exhibit to the IPO Filing)

*10.4+     1992 Stock Plan (Filed as an exhibit to
           the IPO Filing)

*10.5+     1994 Executive Stock Option Plan (Filed
           as an exhibit to the IPO Filing)

*10.6      Master Lease Agreement between Voxel and
           Pacific Venture Finance, Inc. dated
           December 16, 1991 (Filed as an exhibit
           to the IPO Filing)

*10.7      Amendment No. 1 to Master Lease
           Agreement between Voxel and MMC/GATX
           Partnership No. I dated April 30, 1993
           (Filed as an exhibit to the IPO Filing)

*10.8 Industrial Lease Agreement between Voxel and Saddleback II Associates dated June
           7, 1994 regarding 26081 Merit Circle,
           Suite 116, Laguna Hills, California
           (Filed as an exhibit to the IPO Filing)

*10.9 Industrial Lease Agreement between Voxel and Saddleback II Associates dated
           August 6, 1991 regarding 26081 Merit
           Circle, Suite 117, Laguna Hills,
           California, together with renewal
           amendment thereto dated June 7, 1994
           (Filed as an exhibit to the IPO Filing)

 10.10     Not Used

*10.11 Form of Merger and Acquisition Agreement between Voxel and the IPO Underwriter, providing for a fee to the IPO
           Underwriter upon consummation of certain transactions between the Company and a party introduced to the Company by the IPO Underwriter (Filed as an exhibit to the IPO Filing)

*10.12    Form of Indemnification Agreement
          entered into between Voxel and each of
          its directors and executive officers
          (Drs. Wolfe and Anderson, Messrs.
          Dishlip, Dreyfous, Holliman, Hart,
          Littlewood, Perz, and Rudin) (Filed as
          an exhibit to the IPO Filing)

*10.13 Investor Agreement among the Company and all purchasers of Bridge Notes, together with form of Bridge Note (Filed as an exhibit to the IPO Filing)

*10.14    Development Agreement between Voxel and
          General Scanning, Inc. dated August 3,
          1994 (Filed as an exhibit to the IPO
          Filing)

*10.15    Letter Agreement between General
           Scanning, Inc. and Voxel dated January
          30, 1995 (Filed as exhibit to the
          Company's 1994 Form 10-K)

*10.16    Form of Preferred Stock Subscription
          Agreement (Filed as an exhibit to the
          January '96 8-K)

11.1      Statement re Computation of Per Share
          Earnings

*21.1     List of subsidiaries of the Company
          (Filed as an exhibit to the IPO Filing)

27        Financial Data Schedule included herein.

*99.1     Press Release, dated October 5, 1995
          (Filed as an exhibit to the Company's
          8-K dated October 5, 1995)

*99.2     Press Release, dated January 15, 1996
          (Filed as an exhibit to the January '96
          8-K)

------------------
*  Items so noted were previously filed.

+  Indicates management contract or compensation plan or arrangement.

            (b)     Reports on 8-K

                          There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1996.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Laguna Hills, State of California, on March 18, 1997.


                                     VOXEL

                                     By: /s/ ALLAN M. WOLFE
                                         --------------------------------------
                                         Allan M. Wolfe, M.D.
                                         Chief Executive Officer and President



                                     By: /s/ MURRAY E. RUDIN
                                         --------------------------------------
                                         Murray E. Rudin
                                         Principal Financial Officer and
                                         Principal Accounting Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                         TITLE                         DATE
     ---------                         -----                         ----
/s/ ALLAN M. WOLFE
-----------------------------
Allan M. Wolfe, M.D.                   Director                      March 18, 1997


/s/ JAMES B. ANDERSON
-----------------------------
James B. Anderson, Ph.D.               Director                      March 18, 1997


/s/ ALAN S. DISHLIP
-----------------------------
Alan S. Dishlip                        Director                      March 18, 1997


/s/ JAMES C. DREYFOUS
-----------------------------
James C. Dreyfous                      Director                      March 18, 1997


/s/ JOHN M. HOLLIMAN, III
-----------------------------
John M. Holliman, III                  Director                      March 18, 1997

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER               DESCRIPTION
------               -----------
11.1                Statement re Computation of Per Share Earnings .................  41
27                  Financial Data Schedule included herein