Form 10-Q
period 1997-03-31
VOXEL /CA/
filed 1997-05-01
CIK 927472

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1997

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

              26081 Merit Circle, Suite 117, Laguna Hills, CA 92653
              -----------------------------------------------------
               (Address of principal executive offices) (zip code)

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

                                  Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value:     8,395,398 shares outstanding at April 24, 1997.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at                  3
        March 31, 1997 and December 31, 1996

        Condensed Consolidated Statements of                      4
        Operations for the Three Months Ended March
        31, 1997 and March 31, 1996 and for the
        Period from April 15, 1988 (date of
        inception) to March 31, 1997

        Condensed Consolidated Statements of Cash                 5
        Flows for the Three Months Ended March 31,
        1997 and March 31, 1996 and for the Period from April 15, 1988 (date of inception) to March 31, 1997

        Notes to Interim Condensed Consolidated                   6
        Financial Statements

Item 2. Management's Discussion and Analysis of                   7
        Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                         10

                                     VOXEL
                         (A development stage company)


                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                  MARCH 31,     DECEMBER 31,
                                                    1997           1996
                                                  =========    =============
                                                 (UNAUDITED)
Assets
Current assets:
    Cash and cash equivalents                     $   1,777    $    807
    Short-term investments                            4,017       6,112
    Other current assets                                 84         118
                                                  ---------    --------
Total current assets                                  5,878       7,037
Property and equipment:
    Furniture and equipment                           1,189       1,157
    Leasehold improvements                              224         224
                                                  ---------    --------
                                                      1,413       1,381
    Less accumulated depreciation and
      amortization                                     (914)       (867)
                                                  ---------    --------
                                                        499         514

Other assets (net of accumulated amortization
  of $72 in 1997 and $70 in 1996)                        72          74
                                                  ---------    --------
Total assets                                      $   6,449    $  7,625
                                                  =========    ========

Liabilities and shareholders' equity
Current liabilities:
    Accounts payable and accrued expenses         $     176    $    207
    Current portion of lease obligation                   4           5
                                                  ---------    --------
Total current liabilities                               180         212
Long-term lease obligation                                7           7

Commitments and contingencies

Shareholders' equity:
    Common stock, no par value:
        Authorized shares - 15,000,000;
        Issued and outstanding shares -
        8,395,398 in 1997 and 1996                   29,426      29,417

    Deficit accumulated during the
      development stage                             (23,134)    (21,981)
    Notes receivable from shareholders                  (30)        (30)
                                                  ---------    --------
Total shareholders' equity                            6,262       7,406
                                                  ---------    --------

Total liabilities and shareholders' equity        $   6,449    $  7,625
                                                  =========    ========

See accompanying notes.

                                      VOXEL
                          (A Development Stage Company)

                 Condensed Consolidated Statements of Operations
               (In thousands, except share and per share amounts)
                                   (unaudited)

                                                                 PERIOD FROM
                                                                APRIL 15, 1988
                                                                  (DATE OF
                                              MARCH 31,         INCEPTION) TO
                                        =======================   MARCH 31,
                                           1997         1996        1997
                                        ==========   ==========  ==========
Net revenues                            $      --    $     --    $      --

Costs and expenses:

    Research and development                  616       1,005       14,002
    General and administrative                561         436        7,850
    Depreciation and amortization              58          61        1,201
    Interest expense                            1           4          812
    Interest income                           (83)        (41)        (731)
                                       ----------   ----------  ----------
                                            1,153       1,465       23,134
                                       ----------   ----------  ----------
Net loss                               $   (1,153)  $  (1,465)  $  (23,134)
                                       ==========   ==========  ==========

Net loss per share                     $    (0.14)  $   (0.33)
                                       ==========   ==========

Average common and common
equivalent shares                       8,395,398   4,499,303
                                       ==========  ==========


See accompanying notes.

                                      VOXEL
                          (A development stage company)

                 Condensed Consolidated Statements of Cash Flows
                           (In thousands) (unaudited)



                                                                     PERIOD FROM
                                            THREE MONTHS ENDED      APRIL 15, 1988
                                                 MARCH 31,        (DATE OF INCEPTION)
                                            ===================      TO MARCH 31,
                                              1997       1996            1997
                                            ========   ========   ==================
Operating activities
Net loss                                    $ (1,153)  $ (1,465)       $ (23,134)
Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation and amortization                 49         52              997
    Amortization of deferred compensation          9          9              204
    Gain on sale of equipment                     --         --               (5)
    Change in operating assets and
      liabilities:
        Other current assets                      34         (2)            (168)
        Accounts payable and accrued
          expenses                               (31)      (116)             335
        Short-term note payable                   --       (105)              --
                                            --------   --------        ---------
Net cash used in operating activities         (1,092)    (1,627)         (21,771)

Investing activities
Purchases of property and equipment              (32)       (79)          (1,266)
Increase in other assets                          --         --              (33)
Proceeds from sale of equipment                   --         --                6
Decrease (increase) in short-term
  investments                                  2,095     (2,523)          (4,017)
                                            --------   --------        ---------

Net cash provided by (used in)
  investing activities                         2,063     (2,602)          (5,310)

Financing activities
Sale of common stock                              --         25           18,728
Increase in notes payable                         --         --            5,683
Payments on notes payable                         --         --           (2,151)
Proceed from issuance of preferred
  stock                                           --         --            6,746
Proceeds from sale/leaseback
  transaction                                     --         --              406
Payments on capital lease obligation              (1)       (19)            (552)
                                            --------   --------        ---------

Net cash provided by financing
  activities                                      (1)         6          (28,858)

Net increase (decrease) in cash and
  cash equivalents                               970     (4,223)           1,777
Cash and cash equivalents at the
  beginning of period                            807      4,398               --
                                            --------   --------        ---------
Cash and cash equivalents at end of
  period                                    $  1,777   $    175        $   1,777
                                            ========   ========        =========
Cash paid for interest                      $      1   $      4        $     201
                                            ========   ========        =========
Cash paid for income taxes                  $      1   $      1        $       8
                                            ========   ========        =========

See accompanying notes.

                                     VOXEL
                         (A development stage company)

          Notes to Interim Condensed Consolidated Financial Statements

                           March 31, 1997 (unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

      The interim financial information at March 31, 1997 and 1996, and for the three-month periods then ended, and for the period from April 15, 1988 (date of inception) to March 31, 1997, which are unaudited, include all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the Securities and Exchange Commission rules and regulations. Accordingly, the accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Interim results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of operating results to be expected for the full year.

Per Share Information

      Net loss per share has been calculated using the weighted average number of common shares outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Since its inception in 1988, the Company has been engaged in the design, development, and medical evaluation of the Digital Holography(TM) System, a sophicated system that yields film-based, hard-copy images of the internal structure of the human body. The Digital Holography System consists of the Voxcam(R) imager, a camera to convert computed tomography and magnetic resonance scans into holograms; Voxbox(R) light boxes to view the holograms; and Voxgram(R) film on which the hologram is recorded.

      The Company has not yet developed products for sale, has not earned revenues, and has incurred substantial losses since inception. The Company expects to continue to incur substantial operating losses for at least twelve months from the date of this report, as research, development, manufacturing and marketing activities expand.

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

      The Company currently anticipates that initial production units of the Digital Holography System will be available for commercial sale no earlier than the first quarter of 1998. This represents an extension of previously discussed schedules for commercialization and there can be no assurance that this schedule will also not be extended. Completion of the engineering and assembly of pre-production prototypes ("beta units") and commercial units of the Voxcam, heretofore the responsibility of General Scanning, Inc., ("GSI") has been delayed. This delay has increased the Company's requirements for capital. See "Liquidity and Capital Resources."

      The Company has previously relied upon GSI for development and manufacturing of beta and commercial versions of the Voxcam. The Company believes that GSI has failed to meet the engineering specifications, product performance requirements, and scheduled delivery dates called for in the Development Agreement between the companies. The Company and GSI are currently engaged in an arbitration proceeding with respect to the parties' obligations under that Development Agreement.

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

Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31,
1996

      The Company had no revenues during the first quarter of 1997 and 1996. Operating loss for 1997 decreased by 21% to $1,153,000 from $1,465,000 for 1996, primarily as a consequence of the cessation of payments to GSI and the substitution of in-house engineering efforts to complete the Voxcam development and manufacturing program. General and administrative expense (which includes marketing) rose 29% to $561,000 from $436,000 in 1996 as a result of intensified sales and marketing activities.

      Research and development expense ("R&D") decreased 38% to $616,000 from $1,005,000 in 1996. Payments to GSI for parts purchases with respect to pre-production prototypes of the Voxcam, which were a substantial component of the 1996 R&D expense, were eliminated with termination of the GSI relationship, yielding most of the expense decrease. Additional savings realized from reduction in third-party engineering fees were offset by the costs of accelerating the in-house Voxcam development program.

      The increase in general and administrative ("G&A") expense was primarily a result of the addition of sales personnel. The hiring of two salespeople in early 1997 to address a sizable pipeline of qualified customer leads resulted in higher salary, travel, and related costs. Administrative expense grew modestly, in proportion to overall headcount increases.

      Depreciation and amortization expense was essentially unchanged. Interest expense for 1997 was $1,000 compared to $4,000 in 1996. The decrease resulted from smaller principal balances on capital lease obligations due to the maturity of certain capital leases during 1996. Interest income for 1997 was $83,000 compared to $41,000 in 1996 because a larger balance of funds was available for investment in marketable securities due to the Company's secondary public offering (the "Secondary").

Liquidity and Capital Resources

      The Company has financed its operations primarily through private and public sales of equity securities and the private placement of debt securities and, to a far lesser extent, through equipment lease financing. As of March 31, 1997 the Company had raised $9.3 million net of underwriting commissions and offering expenses from the Company's Secondary, $9.0 million net of underwriting commissions and offering expenses from its initial public offering (the "IPO"), $3.8 million from the sale of convertible redeemable preferred stock, $3.6 million net of underwriting commissions and expenses from the sale of convertible preferred stock, and $4.7 million from the sale of debt securities. The convertible redeemable preferred stock and $2.5 million of the debt (together with accrued interest thereon) were converted to Common Stock at the closing of the IPO on November 1, 1994. The remaining $2.2 million of the debt securities (together with accrued interest thereon) was repaid from the proceeds of the IPO on November 1, 1994. The Company had a capital lease obligation of $11,000 as of March 31, 1997.

      The Company's net cash used in operating activities during the periods ended March 31, 1997 and 1996 was $1,092,000 and $1,627,000, respectively. The decrease in cash used in operations was due primarily to an decrease in research and development and production engineering activities. As of March 31, 1997, the Company had cash and short-term investments totaling $5.8 million. This compares with cash and short-term investments totaling $6.9 million at December 31, 1996. The decrease in cash at March 31, 1997 was due to the use of cash for operations. As of March 31, 1997, the Company had working capital of $5.7 million as compared to working capital of $6.8 million at December 31, 1996. Working capital at March

31, 1997 and December 31, 1996 is primarily the result of the net proceeds received from the Secondary, offset by cash used for operating activities.

      The Company has no material commitments for capital expenditures. However, the Company expects to incur substantial expense to remedy shortcomings of the GSI-designed Voxcam, conduct field test of pre-production units of the Voxcam, complete the manufacturing engineering of the commercial Voxcam and commence its production.

      The Company believes that available cash will be sufficient to meet the Company's operating expenses and capital requirements for at least the duration of calendar year 1997. However, the Company will require additional funding on one or more occasions in order to achieve its operating objectives. The delays in the completion of engineering of the commercial Voxcam, field testing of beta units, and manufacturing of initial production units have increased the Company's requirement for capital. The amount and timing of the Company's future capital requirements will depend upon many factors, including progress of the Voxcam engineering activities, the success and duration of beta unit field testing, the timing of the transition from beta to commercial unit production, and the extent and timing of acceptance of the Digital Holography System. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company.

PART II - OTHER INFORMATION


ITEM 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits:

            27  Financial Data Schedule

      (b)  Reports on Form 8-K:

            There were no reports on Form 8-K filed during the first quarter ended March 31, 1997.


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      VOXEL


Date:  April 25,  1997                 By: /s/ Allan M. Wolfe
                                           ------------------------------
                                           Allan M. Wolfe, MD
                                           President and Chief Executive
                                           Officer



Date:  April 25,  1997                 By: /s/ Murray E. Rudin
                                           ------------------------------
                                           Murray E. Rudin
                                           Chief Financial Officer and
                                           Principal Accounting Officer