Form 10-Q
period 1997-06-30
VOXEL /CA/
filed 1997-08-08
CIK 927472

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1997

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

Common Stock, no par value:  8,416,088 shares outstanding at July 28, 1997.

                                      VOXEL

                                TABLE OF CONTENTS


PART I -  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 1997 and December 31,            3
           1996

           Condensed Consolidated Statements of Operations for the Three Months Ended         4
           June 30, 1997 and June 30, 1996; for the Six Months Ended June 30, 1997
           and June 30, 1996; and for the Period from April 15, 1988 (date of inception) to June 30, 1997

           Condensed Consolidated Statements of Cash Flows for the Six Months Ended           5
           June 30, 1997 and June 30, 1996 and for the Period from April 15, 1988
           (date of inception) to June 30, 1997

           Notes to Interim Condensed Consolidated Financial Statements                       6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of         7
           Operations


PART II -  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                               10

Item 6.    Exhibits and Reports on Form 8-K                                                  10

                                      VOXEL
                          (A development stage company)

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                    JUNE 30,    December 31,
                                                                      1997          1996
                                                                    --------      --------
Assets                                                             (UNAUDITED)
Current assets:
    Cash and cash equivalents                                       $  2,574      $    807
    Short-term investments                                             1,900         6,112
    Other current assets                                                  71           118
                                                                    --------      --------
Total current assets                                                   4,545         7,037
Property and equipment:
    Furniture and equipment                                            1,268         1,157
    Leasehold improvements                                               224           224
                                                                    --------      --------
                                                                       1,492         1,381
    Less accumulated depreciation and amortization                      (954)         (867)
                                                                    --------      --------
                                                                         538           514
Other assets (net of accumulated amortization of $74 in
     1997 and $70 in 1996)                                                69            74
                                                                    --------      --------
Total assets                                                        $  5,152      $  7,625
                                                                    ========      ========

Liabilities and shareholders' equity
Current liabilities:
    Accounts payable and accrued expenses                           $    297      $    207
    Current portion of lease obligation                                    2             5
                                                                    --------      --------
Total current liabilities                                                299           212

Long-term lease obligation                                                 7             7
Other long-term liabilities                                               10            --

Commitments

Shareholders' equity:
    Common stock, no par value:
       Authorized shares - 15,000,000;  Issued and outstanding
       shares - 8,395,398 in 1997 and 1996                            29,435        29,417
    Deficit accumulated during the development stage                 (24,569)      (21,981)
    Notes receivable from shareholders                                   (30)          (30)
                                                                    --------      --------
Total shareholders' equity                                             4,836         7,406
                                                                    --------      --------

Total liabilities and shareholders' equity                          $  5,152      $  7,625
                                                                    ========      ========

See accompanying notes.

                                      VOXEL
                          (A Development Stage Company)

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                                                        PERIOD FROM
                                               THREE MONTHS ENDED              SIX MONTHS ENDED     APRIL 15, 1988 (DATE
                                                    JUNE 30,                       JUNE 30,           OF INCEPTION) TO
                                         ----------------------------    --------------------------        JUNE 30,
                                             1997             1996           1997          1996              1997
                                         -----------      -----------      -------      -----------      ------------
Net revenues                             $        --      $        --      $    --      $        --      $        --

Costs and expenses:
    Research and development                     813            1,137        1,429            2,141           14,815
    General and administrative                   619              534        1,180              971            8,469
    Depreciation and amortization                 60               61          118              122            1,261
    Interest expense                              --                4            1                8              812
    Interest income                              (57)             (25)        (140)             (66)            (788)
                                         -----------      -----------    ---------      -----------      -----------

                                               1,435            1,711        2,588            3,176           24,569
                                         -----------      -----------    ---------      -----------      -----------

Net loss                                 $    (1,435)     $    (1,711)     $(2,588)     $    (3,176)     $   (24,569)
                                         ===========      ===========    =========      ===========      ===========

Net loss per share                       $     (0.17)     $     (0.33)     $ (0.31)     $     (0.65)
                                         ===========      ===========    =========      ===========

Average common and common equivalent
shares                                     8,395,398        5,249,552    8,395,398        4,885,321
                                         ===========      ===========    =========      ===========



See accompanying notes.

                                      VOXEL
                          (A development stage company)

                 Condensed Consolidated Statements of Cash Flows
                           (In thousands) (unaudited)

                                                                                  PERIOD FROM
                                                          SIX MONTHS ENDED      APRIL 15, 1988
                                                              JUNE 30,        (DATE OF INCEPTION)
                                                         --------------------    TO JUNE 30,
                                                           1997         1996         1997
                                                         -------      -------      --------
Operating activities
Net loss                                                 $(2,588)     $(3,176)     $(24,569)
Adjustments to reconcile net loss to cash
used in operating activities:
    Depreciation and amortization                            100          104         1,048
    Amortization of deferred compensation                     18           18           213
    Loss (gain) on sale of property and equipment              1           (5)           (4)
    Change in operating assets and liabilities:
        Other current assets                                  47           (8)         (155)
        Accounts payable and accrued expenses                 90           78           456
        Short-term note payable                               --         (105)           --
        Other liabilities                                     10           --            10
                                                         -------      -------      --------

Net cash used in operating activities                     (2,322)      (3,094)      (23,001)

Investing activities
Purchases of property and equipment                         (121)        (131)       (1,355)
Proceeds from sale of property and equipment                   1            6             7
Decrease (increase) in other assets                           --           --           (33)
Decrease (increase) in short-term investments              4,212       (1,235)       (1,900)
                                                         -------      -------      --------

Net cash provided by (used in) investing activities        4,092       (1,360)       (3,281)

Financing activities
Sale of common stock                                          --          120        18,728
Increase in notes payable                                     --           --         5,683
Payments on notes payable                                     --           --        (2,151)
Proceed from issuance of preferred stock                      --           --         6,746
Proceeds from sale/leaseback transaction                      --           --           406
Payments on capital lease obligation                          (3)         (39)         (556)
                                                         -------      -------      --------

Net cash (used in) provided by financing activities           (3)          81        28,856

Net increase (decrease) in cash and cash equivalents       1,767       (4,373)        2,574
Cash and cash equivalents at the beginning
of period                                                    807        4,398            --
                                                         -------      -------      --------

Cash and cash equivalents at end of period               $ 2,574      $    25      $  2,574
                                                         =======      =======      ========
Cash paid for interest                                   $     1      $     8      $    201
                                                         =======      =======      ========

Cash paid for income taxes                               $     7      $     1      $     14
                                                         =======      =======      ========


See accompanying notes.

                                      VOXEL
                          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1997 (UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

         The interim financial information at June 30, 1997 and 1996, and for the three-month and six-month periods then ended, and for the period from April 15, 1988 (date of inception) to June 30, 1997, which are unaudited, include all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the Securities and Exchange Commission rules and regulations. Accordingly, the accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Interim results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of operating results to be expected for the full year.

Per Share Information

         Net loss per share has been calculated using the weighted average number of common stock outstanding.

Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 redefines the standards for computing earnings per share and is effective for the Company on December 31, 1997. The Company believes adoption of SFAS No. 128 will not have a material impact on future earnings per share calculations.

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

         The Company has not yet developed products for sale, has not earned revenues, and has incurred substantial losses since inception. The Company expects to continue to incur substantial operating losses for at least nine months from the date of this report, as research, development, and marketing activities expand.

         In previous filings, the Company indicated that certain prerequisites needed to be fulfilled prior to initial commercial sales of the Digital Holography System. One of these prerequisites was accomplished on October 5, 1995, when the Company received 510(k) clearance from the FDA to sell the Digital Holography System. The remaining prerequisites to initial commercial sales include completion of pre-production prototypes, manufacturing of production units, and achievement of market acceptance for the Digital Holography System. There can be no assurance that, on a timely basis or at all, any or all of the remaining prerequisites will be satisfied.

         The Company previously relied upon General Scanning Inc. ("GSI") for development and manufacturing of pre-production prototypes and commercial versions of the Voxcam. The Company believes that GSI has failed to meet the engineering specifications, product performance requirements, and scheduled delivery dates called for in the Development Agreement between the companies. As a consequence of GSI's actions, the schedule for commercialization of the Voxcam has been delayed and the Company's requirements for capital have increased. See "Liquidity and Capital Resources." The Company and GSI are currently engaged in an arbitration proceeding with respect to the parties' obligations under that Development Agreement.

         Because the Company believes GSI is in breach of the Development Agreement, the Company instituted in January 1997 an alternative in-house program to complete development of a commercial version of the Voxcam and arrange for its manufacture. On March 13, 1997, the Company announced its decision to accelerate the alternative Voxcam development and manufacturing program. The Company has identified and retained respected consultants and vendors to assist with the engineering work required to remedy the shortcomings of the GSI-designed Voxcam. The Company's Voxcam manufacturing program will include securing sub-systems from qualifed vendors, performing final assembly and in-house testing for a pilot production run and selecting a system integrator for volume manufacturing.

         The alternative Voxcam development program is well underway. The Voxcam design incorporates requisite performance characteristics while avoiding the serious limitations of the GSI effort. The delivery date for commercial Voxcams depends on a variety of factors, including (i) timely achievement of engineering and manufacturing objectives by subsystem vendors, (ii) on schedule completion of system integration, and (iii) successful field testing of prototypes. The Company expects that it will be better able to forecast end dates for these milestones later this year.

         The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

         The Company had no revenues during the second quarter of 1997 and 1996. Second quarter operating loss for 1997 decreased by 16% to $1,435,000 from $1,711,000 for 1996. The savings are the result of termination of the Company's relationship with GSI and the substitution of an in-house program to redesign the commercial version of the Voxcam.

         Research and development expense ("R&D") expense decreased 28% to $813,000 from $1,137,000 in 1996 as a consequence of a change in the character of the Company's engineering activities. 1997 engineering costs were related to the Company's in-house program to complete development of the commercial version of the Voxcam while 1996 expenses were, in substantial part, payments to GSI for design services and parts for pre-production prototype units. Thus, 1997 results included increased levels of salary and related expense, partially offsetting the sizable savings garnered from cessation of payments to GSI.

         General and administrative ("G&A") expense rose 16% to $619,000 from $534,000 in 1996 as a result of expanded sales and marketing activities. These activities focused on enhancing the Company's relationship with its most qualified customer prospects, rather than increasing lead generation. As a consequence, salary, travel and related costs for the sales force increased while trade show expenses moderated. Administrative costs for the organization remained constant despite a higher headcount in 1997 and the costs of the GSI arbitration proceeding.

         Depreciation and interest expense each remained essentially unchanged. Interest income for 1997 was $57,000 compared to $25,000 in 1996 because a larger balance of funds was available for investment in marketable securities due to the Company's secondary public offering completed in August 1996 (the "Secondary").

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

         The Company had no revenues during the first six months of 1997 and 1996. Operating loss for 1997 decreased by 19% to $2,588,000 from $3,176,000 for 1996. These results arose from substantial savings in engineering costs, modestly offset by an increase in marketing expense.

         R&D expense decreased 33% to $1,429,000 from $2,141,000 in 1996, reflecting the continuing impact throughout 1997 of the transition in the Company's Voxcam engineering program described above. 1997 results reflect higher levels of in-house engineering activity, dwarfed by the savings from the elimination of payments to GSI for (i) parts for pre-production prototypes of the Voxcam and (ii) to a lesser degree, engineering services related to those prototypes.

         G&A expense increased 22% to $1,180,000 from $971,000 in 1996 primarily because of an increase in, and tighter focus to, the Company's sales and marketing activities. Sales efforts focused on obtaining strong commitments from already identified prospective customers, which entailed the addition of two salespeople in 1997 and the accompanying costs. Resulting increases in salaries and travel were partially offset by savings in broader industry awareness activities such as commercial exhibits at clinical meetings. Administrative costs grew by 6% as a result of legal costs associated with the GSI arbitration proceeding.

         Depreciation and amortization expense was essentially constant during 1997 and 1996. Interest expense for 1997 was $1,000 compared to $8,000 in 1996. The decrease resulted from smaller principal balances on capital lease obligations due to the maturity of certain capital leases during the second half of 1996. Interest income for 1997 was $140,000 compared to $66,000 in 1996, as proceeds of the Secondary were invested in short-term securities.

Liquidity and Capital Resources

         The Company has financed its operations primarily through private and public sales of equity securities and the private placement of debt securities and, to a far lesser extent, through equipment lease financing. As of June 30, 1997, the Company had raised $9.3 million net of underwriting commissions and offering expenses from the Secondary, $9.0 million net of underwriting commissions and offering expenses from its initial public offering (the "IPO"), $3.8 million from the sale of convertible redeemable preferred stock, $3.6 million net of underwriting commissions and expenses from the sale of convertible preferred stock, and $4.7 million from the sale of debt securities. The convertible redeemable preferred stock and $2.5 million of the debt (together with accrued interest thereon) were converted to Common Stock at the closing of the IPO on November 1, 1994. The remaining $2.2 million of the debt securities (together with accrued interest thereon) was repaid from the proceeds of the IPO on November 1, 1994. The Company had a capital lease obligation of $9,000 as of June 30, 1997.

         The Company's net cash used in operating activities during the periods ended June 30, 1997 and 1996 was $2.3 million and $3.1 million, respectively. The decrease in cash used in operations was due to lower expense levels as a consequence of the significant transition underway in the Company's strategy for developing a commercial version of the Voxcam. As of June 30, 1997, the Company had cash and short-term investments totaling $4.5 million. This compares with cash and short-term investments totaling $6.9 million at December 31, 1996. The decrease in cash at June 30, 1997 was due to the use of cash for operations. As of June 30, 1997, the Company had working capital of $4.2 million as compared to working capital of $6.8 million at December 31, 1996. Working capital at June 30, 1997 and December 31, 1996 is primarily the result of the net proceeds received from the Secondary, offset by cash used for operating activities.

         The Company has no material commitments for capital expenditures. However, the Company expects to incur substantial expense to (i) complete the redesign of the Voxcam to remedy shortcomings of the GSI effort, (ii) make alternative manufacturing arrangements, (iii) conduct field tests of pre-production units of the redesigned Voxcam, and (iv) commence its production.

         The Company believes that available cash will be sufficient to meet the Company's operating expenses and capital requirements for at least the duration of calendar year 1997. However, the Company will require additional funding on one or more occasions in order to achieve its operating objectives. The delays in the completion of engineering of the commercial Voxcam, field testing of pre-production prototypes, and manufacturing of initial production units have increased the Company's requirements for capital. The amount and timing of the Company's future capital requirements will depend upon many factors, including progress of the Voxcam engineering activities, the success and duration of field testing of pre-production units, the timing of the transition from pre-production to volume commercial production, and the extent and timing of market acceptance of the Digital Holography System. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company.

                           PART II - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security-Holders

         On May 30, 1997, the Company held its Annual Meeting of Shareholders. The results of the proposals submitted for vote were as follows:

         1.       Election of Directors.

                                                                            Number of Shares
                                                                          For           Against
                                                                       ---------        --------
                  Alan S. Dishlip.................................     6,836,797         65,825
                  James C. Dreyfous...............................     6,836,797         65,825
                  John M. Holliman, III...........................     6,836,797         65,825
                  Allan M. Wolfe..................................     6,835,797         66,825

         2. Ratification of Auditors. To ratify the appointment of Ernst & Young, LLP as independent public accountants for the Company for the year ended December 31, 1997.

                                                                            Number of Shares
                                                                            ----------------
                  For.....................................................     6,824,807
                  Against.................................................        41,150
                  Abstain.................................................        11,190

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                  None.

         (b)  Reports on Form 8-K:   No reports on Form 8-K have been filed by
              the Registrant.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      VOXEL


Date:  August 1,  1997                       By:   /S/ Allan M. Wolfe
                                                ----------------------------
                                                Allan M. Wolfe, MD
                                                President and Chief Executive
                                                Officer


Date:  August 1,  1997                       By:  /S/ Murray E. Rudin
                                                 --------------------------
                                                 Murray E. Rudin
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer