Form 10-Q
period 1997-09-30
VOXEL /CA/
filed 1997-11-07
CIK 927472

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1997

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

Common Stock, no par value:  8,422,744 shares outstanding at November 3, 1997.

                                      VOXEL

                                TABLE OF CONTENTS

PART I -   FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at September 30, 1997 and                    3
           December 31, 1996

           Condensed Consolidated Statements of Operations for the Three Months               4
           and Nine Months Ended September 30, 1997 and September 30, 1996;
           and for the Period from April 15, 1988 (date of inception) to
           September 30, 1997

           Condensed Consolidated Statements of Cash Flows for the Nine Months                5
           Ended September 30, 1997 and September 30, 1996 and for the Period
           from April 15, 1988 (date of inception) to September 30, 1997

           Notes to Interim Condensed Consolidated Financial Statements                       6

Item 2.    Management's Discussion and Analysis of Financial Condition and                    7
           Results of Operations


PART II -  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                  11


                                      VOXEL
                          (A Development Stage Company)

                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                         SEPTEMBER 30,       December 31,
                                                                             1997               1996
                                                                         =============       ============
ASSETS                                                                    (UNAUDITED)
Current assets:
    Cash and cash equivalents                                               $  1,110          $    807
    Short-term investments                                                     2,165             6,112
    Other current assets                                                          45               118
                                                                            --------          --------
TOTAL CURRENT ASSETS                                                           3,320             7,037
Property and equipment:
    Furniture and equipment                                                    1,308             1,157
    Leasehold improvements                                                       254               224
                                                                            --------          --------
                                                                               1,562             1,381
    Less accumulated depreciation and amortization                            (1,005)             (867)
                                                                            --------          --------
                                                                                 557               514
Other assets (net of accumulated amortization of $76 in
     1997 and $70 in 1996)                                                        67                74
                                                                            --------          --------
TOTAL ASSETS                                                                $  3,944          $  7,625
                                                                            ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                   $    410          $    207
    Current portion of lease obligation                                            3                 5
                                                                            --------          --------
TOTAL CURRENT LIABILITIES                                                        413               212

Long-term lease obligation                                                        11                 7
Other long-term liabilities                                                       20                --

Commitments and contingencies


SHAREHOLDERS' EQUITY:
    Common stock, no par value:
        Authorized shares - 15,000,000;  Issued and outstanding
        shares - 8,422,744 in 1997 and 8,395,398 in 1996                      29,484            29,417
    Deficit accumulated during the development stage                         (25,954)          (21,981)
    Notes receivable from shareholders                                           (30)              (30)
                                                                            --------          --------
TOTAL SHAREHOLDERS' EQUITY                                                     3,500             7,406
                                                                            --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $  3,944          $  7,625
                                                                            ========          ========


See accompanying notes

                                      VOXEL
                          (A Development Stage Company)

                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                                                            Period from
                                               Three Months Ended              Nine Months Ended           April 15, 1988
                                                 September 30,                   September 30,          (date of inception)
                                            =========================      =========================       to September 30,
                                               1997           1996            1997           1996               1997
                                            ==========      =========      ==========     ==========    ===================
Net revenues                                  $    --         $   --          $   --         $   --           $     --

Costs and expenses:
    Research and development                      611           1,341           2,040          3,477            15,426
    General and administrative                    748             551           1,928          1,527             9,217
    Depreciation and amortization                  62              62             180            184             1,323
    Interest expense                               --               6               1             14               812
    Interest income                               (36)            (78)           (176)          (144)             (824)
                                            ---------       ---------       ---------      ---------          --------

                                                1,385           1,882           3,973          5,058            25,954
                                            ---------       ---------       ---------      ---------          --------

Net loss                                      $(1,385)        $(1,882)        $(3,973)       $(5,058)         $(25,954)
                                            =========       =========       =========      =========          ========

Net loss per share                            $ (0.16)        $ (0.27)        $ (0.47)       $ (0.96)
                                            =========       =========       =========      =========

Average common and common equivalent
shares                                      8,416,781       7,070,828       8,402,604      5,280,647
                                            =========       =========       =========      =========



See accompanying notes.

                                      VOXEL
                          (A Development Stage Company)

                 Condensed Consolidated Statements of Cash Flows
                           (in thousands) (unaudited)


                                                                                                Period from
                                                                  Nine Months Ended           April 15, 1988
                                                                    September 30,           (date of inception)
                                                             ============================    to September 30,
                                                                1997             1996               1997
                                                             ===========      ===========   ===================
Operating activities
--------------------
Net loss                                                       $ (3,973)         $ (5,058)         $(25,954)
Adjustments to reconcile net loss to cash
used in operating activities:
    Depreciation and amortization                                   153               157             1,101
    Amortization of deferred compensation                            27                27               222
    Loss (gain) on sale of property and equipment                     1                (5)               (4)
    Change in operating assets and liabilities
        Other current assets                                         73              (100)             (129)
        Accounts payable and accrued expenses                       203               184               569
        Short-term note payable                                      --              (105)               --
        Other liabilities                                            20                --                20
                                                               ========          ========          ========
Net cash used in operating activities                            (3,496)           (4,900)          (24,175)

Investing activities
--------------------
Purchases of property and equipment                                (184)             (152)           (1,418)
Proceeds from sale of property and equipment                          1                12                 7
Increase in other assets                                             --                --               (33)
Decrease (increase) in short-term investments                     3,947            (7,983)           (2,165)
                                                               ========          ========          ========
Net cash provided by (used in) investing activities               3,764            (8,123)           (3,609)

Financing activities
--------------------
Proceeds from issuance of common stock                               40             9,485            18,768
Increase in notes payable                                            --                --             5,683
Payments on notes payable                                            --                --            (2,151)
Proceeds from issuance of preferred stock                            --                --             6,746
Proceeds from sale/leaseback transaction                             --                --               406
Payments on capital lease obligation                                 (5)              (70)             (558)
                                                               ========          ========          ========
Net cash provided by financing activities                            35             9,415            28,894

Net increase (decrease) in cash and cash equivalents                303            (3,608)            1,110
Cash and cash equivalents at the beginning
of period                                                           807             4,398                --
                                                               ========          ========          ========
Cash and cash equivalents at end of period                     $  1,110          $    790          $  1,110
                                                               ========          ========          ========
Cash paid for interest                                         $      1          $     14          $    201
                                                               ========          ========          ========
Cash paid for income taxes                                     $      7          $      1          $     14
                                                               ========          ========          ========



See accompanying notes

                                      VOXEL
                          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

1. Summary of Significant Accounting Policies
---------------------------------------------

Basis of Presentation
---------------------

         The interim financial information at September 30, 1997 and 1996, and for the three-month and nine-month periods then ended, and for the period from April 15, 1988 (date of inception) to September 30, 1997, which are unaudited, include all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the Securities and Exchange Commission rules and regulations. Accordingly, the accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission. Interim results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of operating results to be expected for the full year.

Per Share Information
---------------------

         Net loss per share has been calculated using the weighted average number of common shares outstanding.

Earnings Per Share
------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

         Since its inception in 1988, the Company has been engaged in the design, development, and medical evaluation of the Digital Holography(TM) System, a sophicated system that yields film-based, hard-copy images of the internal structure of the human body. The Digital Holography System consists of the Voxcam(R) imager, a camera to convert computed tomography and magnetic resonance scans into holograms; Voxbox(R) light boxes to view the holograms; and Voxfilm(R) media on which the hologram is recorded.

         The Company has not yet developed products for sale, has not earned revenues, and has incurred substantial losses since inception. The Company expects to continue to incur substantial operating losses for at least twelve months from the date of this report, as research, development, and marketing activities expand.

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

         Because the Company believes GSI is in breach of the Development Agreement, the Company instituted in January 1997 an alternative in-house program to complete development of a commercial version of the Voxcam and arrange for its manufacture. On March 13, 1997, the Company announced its decision to accelerate the alternative Voxcam development and manufacturing program. The Company has successfully recruited necessary professional personnel and completed the primary design effort required to remedy the shortcomings of the GSI-designed Voxcam. Also, the Company has initiated negotiations with qualified firms to perform the detailed engineering effort needed before commercial manufacture can begin. The Company's Voxcam manufacturing program will include securing sub-systems from qualifed vendors, performing final assembly and in-house testing for a pilot production run and selecting a system integrator for volume manufacturing.

         The alternative Voxcam development program is well underway. The Voxcam design incorporates requisite performance characteristics while avoiding the serious limitations of the GSI effort. The delivery date for commercial Voxcams depends on a variety of factors, including (i) timely achievement of engineering and manufacturing objectives by subsystem vendors, (ii) on-schedule completion of system integration, and (iii) successful field testing of prototypes. The Company expects that it will be better able to forecast end dates for these milestones within the next several months.

         The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Results of Operations
---------------------

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

         The Company had no revenues during the third quarter of 1997 and 1996. Third quarter operating loss for 1997 decreased by 26% to $1,385,000 from $1,882,000 in 1996. The savings are primarily a consequence of the Company's implementation in 1997 of an internal program to design and arrange for production of the commercial version of the Voxcam imager in lieu of the prior flawed GSI program, inclusive of design services and parts for beta units, for that purpose.

         Research and development expense ("R&D") for 1997 decreased 54% to $611,000 from $1,341,000 in 1996. Savings achieved in 1997 from cessation of payments to GSI for design services and parts accounted for the reduction in expense levels. These savings more than offset modestly higher 1997 levels of personnel and materials expense related to the internal development program for the commercial Voxcam imager and to the retrofit of an existing GSI-built beta prototype Voxcam in preparation for field testing.

         General and administrative ("G&A") expense (which includes marketing activities) increased 36% to $748,000 in 1997 from $551,000 in 1996. Marketing expenses remained constant despite the intensified focus on the development of close relationships with the Company's most qualified customer prospects. Costs of a modest increase in the field sales organization were offset by savings in other promotional activities. The growth in G&A expense arose in part from a slight increase in the costs of corporate administration due to substantial growth in headcount and in part from vigorous pursuit of the Company's claims in the pending GSI arbitration proceeding.

         Depreciation and amortization expense for 1997 was essentially unchanged from the 1996 period. Interest income for 1997 was $36,000 compared to $78,000 in 1996 because smaller cash balances were available for investment due to the use during 1997 of proceeds from the Company's 1996 secondary public offering (the "Secondary").


Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

         The Company had no revenues during the first nine months of 1997 and 1996. Operating loss for 1997 decreased by 21% to $3,973,000 from $5,058,000 in 1996. The decrease is primarily attributable to a reduction in R&D expense, modestly offset by an increase in G&A expense.

         R&D expense for 1997 decreased 41% to $2,040,000 from $3,477,000 in 1996 as a consequence of consistent year-over-year decreases in each of the first three quarters. The year-to-date results are a result of the same factors described above with respect to the third quarter -- the change in the character of the Company's Voxcam engineering program. More specifically, the 1997 results exhibit higher levels of internal engineering activity on the Voxcam redesign and beta unit retrofit, greatly overshadowed by the savings from the discontinuation of payments to GSI for parts for beta units and design services.

         G&A expense (which includes marketing activities) rose 26% to $1,928,000 in 1997 from $1,527,000 in 1996. About one-half of the increase occurred in marketing, arising in part from the allocation of resources to add two field salespeople in early 1997. Sales efforts are concentrated on the development of commitments to acquire the Digital Holography System from pre-qualified prospective customers. The remainder of the growth in G&A was a consequence of corporate administrative costs rising (albeit at a rate much less than headcount growth) and the expenses associated with the GSI arbitration proceeding.

         Depreciation and amortization expense for 1997 remained approximately the same as the year earlier level. Net interest income for 1997 was $175,000 compared to $130,000 in 1996, as a result of higher balances of invested cash and reduced interest expense due to the maturity of certain capitalized leases.

Liquidity and Capital Resources
-------------------------------

         The Company has financed its operations primarily through private and public sales of equity securities and the private placement of debt securities. As of September 30, 1997, the Company has raised $9.3 million net of underwriting commissions and offering expenses from the Secondary, $9.0 million net of underwriting commissions and offering expenses from its initial public offering (the "IPO"), $3.8 million from the sale of convertible redeemable preferred stock, $3.6 million net of underwriting commissions and expenses from the sale of Series C convertible preferred stock, and $4.7 million from the sale of debt securities. The convertible redeemable preferred stock and $2.5 million of the debt (together with accrued interest thereon) were converted to common stock at the closing of the IPO on November 1, 1994. The remaining $2.2 million of the debt securities (together with accrued interest thereon) was repaid from the proceeds of the IPO. The Company had capital lease obligations of $14,000 as of September 30, 1997.

         The Company's net cash used in operating activities during the nine month periods ended September 30, 1997 and 1996 was $3.5 million and $4.9 million, respectively. Cash used in operations decreased primarily because of the Company's implementation of an internal Voxcam engineering program in lieu of payments made to GSI for that purpose. As of September 30, 1997, the Company had cash and short-term investments totaling $3.3 million. This compares with cash and short-term investments totaling $6.9 million at December 31, 1996. The decrease in cash at September 30, 1997 was due to the use of cash for operations during the first three quarters of 1997. As of September 30, 1997, the Company had working capital of $2.9 million as compared to working capital of $6.8 million at December 31, 1996. The reduced level of working capital at September 30, 1997 is the result of use in 1997 of the net proceeds from the Secondary to fund operating activities.

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

                           PART II - OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             Exhibit 27: Financial Data Schedule

         (b) Reports on Form 8-K:

             There were no reports on Form 8-K filed during the third quarter ended September 30, 1997.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         VOXEL


Date:  November 3, 1997                   By:   /S/ Allan M. Wolfe
                                                -------------------------------
                                                Allan M. Wolfe, MD
                                                President and Chief Executive
                                                Officer



Date:  November 3, 1997                   By:   /S/ Murray E. Rudin
                                                -------------------------------
                                                Murray E. Rudin
                                                Chief Financial Officer and
                                                Principal Accounting Officer