Form 10-K
period 1997-12-31
VOXEL /CA/
filed 1998-03-31
CIK 927472

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1997

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 10, 1998: $33,850,000.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, no par value: 8,447,015 shares outstanding at March 10, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive proxy statement to be delivered in connection with the Annual Meeting of Shareholders to be held on May 29, 1998.

                                      VOXEL

                                TABLE OF CONTENTS



                                     PART I

        Item 1.  Business............................................................1
        Item 2.  Properties.........................................................13
        Item 3.  Legal Proceedings..................................................13
        Item 4.  Submission of Matters to a Vote of Security Holders................14

                                    PART II

        Item 5.  Market for Registrant's Common Equity and Related Shareholder
                       Matters......................................................14
        Item 6.  Selected Financial Data............................................15
        Item 7.  Management's Discussion and Analysis of Financial Condition and
                       Results of Operations........................................17
        Item 8.  Financial Statements and Supplementary Data........................20
        Item 9.  Changes in and Disagreements With Accountants on Accounting and
                       Financial Disclosure.........................................35

                                    PART III

        Item 10. Directors and Executive Officers of the Registrant.................35
        Item 11. Executive Compensation.............................................35
        Item 12. Security Ownership of Certain Beneficial Owners and Management.....35
        Item 13. Certain Relationships and Related Transactions.....................35

                                    PART IV

        Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....36
        Signatures..................................................................39

                                     PART I

ITEM 1.  BUSINESS

        Voxel (the "Company") is engaged in the development and marketing of a proprietary system, Digital Holography(TM), that produces "three-dimensional X-rays" of the internal structure of the human body. The Digital Holography system (the "System") consists of: the Voxcam(R) imager, an electro-optical instrument that holographically images CT and MR data on film; Voxbox(R) light boxes to view the film; and Voxfilm(R), special silver halide film to record the hologram. The proprietary process used by the Voxcam to encode information makes it possible to record up to 200 or more cross-sectional images from a CT or MR examination on a single sheet of Voxfilm. The completed image is called a Voxgram(R). On September 29, 1995, the Company received clearance from the FDA to market all three elements of its Digital Holography System.

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

        More than 40 medical centers have studied Voxgrams' clinical utility in connection with conditions that affect the anatomical regions most commonly targeted by CT and MR examinations -- the head, spine, skeleton, and blood vessels. This research has yielded more than 170 oral papers and scientific exhibits and several articles in relevant medical journals. The results of these studies suggest that Voxgrams provide for more accurate and comprehensive diagnosis of medical conditions and improve surgical planning. The Company believes that Voxgrams may also save time in the operating theater and in the surgical planning process, and may enable physicians to diagnose conditions that are extremely difficult or impossible to detect with existing display techniques.

        Voxel's principal strategic objective is to make it necessary for diagnostic imaging sites to offer Voxgrams in addition to cross-sectional images in order to be considered acceptable providers. The Company's potential United States market encompasses more than 6,200 hospitals and diagnostic imaging centers which, using more than 9,500 scanners, performed in excess of 32 million CT and MR examinations in 1996. Each of these sites is a potential customer for the System and each of these patient examinations could potentially be printed on Voxfilm. The Company believes that Japanese utilization of CT and MR scanners is comparable to that of the United States and Europe's utilization of CT and MR scanners is substantial.

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

        Voxel has established manufacturing arrangements for the Voxfilm media with Konica Corporation and for the Voxbox lightbox with a supplier in Southern California. The Company is vigorously pursuing the development of a commercial version of the Voxcam and arranging for its manufacture. This program includes securing sub-systems from qualified vendors, performing final assembly and in-house testing for prototype and pilot production runs, and selecting a system integrator for volume manufacturing. The Company has selected Kaiser Electro-Optics, Inc. ("KEO"), a leader in the design and production of advanced high performance electro-optical display systems for commercial and military applications, as a key vendor for the new program. Voxel and KEO have entered into a contract pursuant to which KEO has already commenced design of the optical subsystem for the commercial Voxcam. Voxel has also selected and been working with other vendors who are providing additional subsystems and critical components for the Voxcam, such as the film processor and the film dispenser assembly.

        During the past 12 months, the Company's internal engineering staff has refined the high-level system design of the Voxcam, developed detailed specifications, drafted statements of work for each of the subsystems, prepared and disseminated requests for proposals to potential subsystem vendors, evaluated vendors' proposals, qualified and selected vendors, resolved industrial design issues, constructed a prototype of critical elements of the new design, and instituted quality systems for managing the program. In particular, the Company has in recent months confirmed the functionality of its optics design, refined and tested a prototype of the film processor, extensively tested the central element of the film dispenser subsystem, and made considerable progress in the development of control software for the Voxcam. The current program to commercialize the Voxcam is the successor to an effort in which the Company was engaged from 1994 through the end of 1996 with General Scanning, Inc. ("GSI"). See "Legal Proceedings."

        Voxel believes that its granted patents and patent applications provide a meaningful proprietary position in all elements of the System.

        Initial sales activities are underway, focusing on institutions with active neurosurgery and/or orthopedic surgery practices. The Company expects to work closely with its customers to broaden the clinical applications in which Voxgrams will be routinely used and thereby increase Voxfilm utilization. The Company's objective is to make Digital Holography a standard of medical imaging.

     MEDICAL IMAGING

        The ability to examine and comprehend the internal workings of the human body is a critical element of diagnostic medicine. Before the discovery of X-rays, a physician's ability to understand internal human anatomy was limited to indirect, visual and acoustic techniques or exploratory surgery. The critical importance of discovering what was occurring inside the patient led to the adoption of a series of increasingly advanced medical imaging modalities: first X-ray, then CT, then MR Management believes that these improvements in the means for collecting information about the inside of the body have not been matched by corresponding progress in techniques for displaying the data.

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

         Two-Dimensional Data Acquisition

        X-rays were discovered in 1895. For the first time, physicians were able to see inside the human body without performing surgery. The images were simple projections of the anatomy onto one plane created by the differential absorption of X-rays by the various body tissues. The physician used his or her prior knowledge and experience to generate the third dimension mentally.

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

         Interpreting CT and MR Data

        The radiologist is one of several people involved in the medical imaging process. A patient will have seen a primary care physician who will have made a provisional diagnosis prior to referring the patient to a radiologist. The radiologist will consider the provisional diagnosis in deciding how to examine the patient. Selection of the appropriate modality, i.e., CT or MR, the specific techniques to be used in collecting the data, and whether to use contrast agents to enhance the data, require considerable skill and experience. A radiological technologist follows the radiologist's instructions, examines the images to confirm their quality, and routes them to a camera (sometimes referred to as a printer) that makes black and white film copies of the cross-sectional CT or MR images.

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

     THE VOXEL SOLUTION

         Digital Holography

        Unlike traditional two-dimensional displays of CT and MR data, the Digital Holography System provides an accurate, life-size, three-dimensional image of the patient's anatomy. The System, for which pre-production prototypes are currently under development, consists of three components -- the Voxcam, the Voxbox, and Voxfilm. Together, they enable a user to produce and examine Voxgram images. The Voxcam is a laser-driven optical camera that receives electronic images collected by CT and MR scanners, projects them using a liquid crystal display (similar to those used in certain video projection systems), and records them on Voxfilm. Each image from a scan is individually exposed in sequential fashion and at its proper location. All of these exposures are recorded on a single piece of Voxfilm, which is then developed in an attached automatic processor.

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


        THE IMAGING SYSTEM


                                    [GRAPHIC]


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

         Multiple Exposure Holography

        Reflecting light off of an object is not feasible when the "object" is inside a patient's body. Thus, a Voxgram cannot be a conventional hologram. Instead, the "object" for a Voxgram is a projection screen which sequentially shows slices from a CT or MR scan. A hologram of the first slice is made; then the screen is moved back a distance corresponding to the gap between the slices; the next slice is projected onto it; and a second hologram is superimposed on the first. More slices are encoded by repeating this procedure with appropriately greater distances between the screen and the film. The process is similar to multiple-exposure photography where several exposures are made on a single piece of film, but the holograms encode the location as well as the intensity of each exposure. When reconstructed, each holographic exposure appears at a different distance from the film; the slices are suspended in space with the correct separation between them.


        VOXCAM DIGITAL HOLOGRAPHY (TM) CAMERA


                                   [GRAPHIC]


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

        The Company has expended substantial resources developing the Digital Holography System, including research and development expenses totaling $3.6 million, $4.3 million, and $2.8 million for the years ended December 31, 1995, 1996, and 1997, respectively.

         Holographic Display Systems

        A hologram must be illuminated correctly to be seen as a bright, undistorted image without any compromise in its three-dimensionality. To achieve correct illumination, the classic method is to use laser light identical to that with which the hologram was made. However, suitable lasers are expensive and inconvenient; they generally are not found outside optics laboratories. There are several alternatives which use white light instead of a laser:

        o One approach uses the hologram as a filter to reduce the incoming light to one color: the image becomes sharper but dimmer. Medical images require a sharp, bright image.

        o Another approach is to sacrifice the vertical information in a hologram, which causes the image to disappear when viewed from above or below. Medical images must be viewable from vertical as well as horizontal perspectives.

        o The proprietary Voxbox solves the current limitations inherent in white light displays by pre-splitting the light into an inverted spectrum, enabling the hologram to recombine the light into a bright, sharp image while preserving both vertical and horizontal perspectives.


        VOXBOX


                                    [GRAPHIC]


        Schematic of the prototype Voxbox, a white-light viewer for holograms (simplified).



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

        Studies of the System began in the Spring of 1992. In practice, the Voxcam is intended to be directly connected to CT and MR scanners so that the digital data from the scanners can be made into Voxgrams on site. In order to conserve the Company's financial resources, a program was designed to simulate the presence of a Voxcam in each participating institution. Participating institutions transmit data from study cases to the Company by sending relevant tapes or disks. Using a lab prototype Voxcam, Voxel's personnel produce the corresponding Voxgrams and return them to the institutions by overnight courier. Approximately 8,000 Voxgrams have been produced on the lab prototype Voxgram in support of this clinical research program. Because each site has been provided with Voxboxes, physicians can examine the Voxgrams in the same manner as if they had been produced on site. The Company does not pay for the CT or MR scan or the interpretation. No payments have been made to investigators or their institutions other than, on rare occasions, a modest research stipend. Participants are free to publish their findings.

        Voxel's research collaborators have presented over 170 oral papers and scientific exhibits at domestic and international meetings of medical and scientific organizations, and have published several articles in prestigious medical journals, all reporting on the usefulness of the Company's technology.

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

        In November 1997, the Company installed a beta version of the Voxcam at the Department of Veterans' Affairs Joint Imaging Service ("JIS") located at the New Mexico Regional Federal Medical Center. This unit is a pre-production prototype produced by GSI, extensively retrofitted by the Company's personnel, so that its opto-mechanical performance, and the quality of the Voxgrams it makes, are sufficient to enable the JIS program to go forward. By monitoring the Voxcam's use at JIS, Voxel is collecting data regarding clinical impact, physician utilization, and user interface preferences. This information will help the Company develop programs to maximize the value of Digital Holography in routine clinical settings.

     SALES AND MARKETING

        Voxel's principal strategic objective is to make it necessary for diagnostic imaging sites to offer volumetric holographic images in addition to cross-sectional images in order to be considered acceptable providers. In 1996, approximately 6,200 sites in the United States, using more than 9,500 CT and MR scanners, performed approximately 32 million scan procedures. This represents a level of CT and MR utilization equal to or greater than that of prior years. The Company believes that Japanese utilization of CT and MR scanners is comparable to that of the United States and Europe's utilization of CT and MR scanners is substantial. The Company expects to participate in those foreign markets after the Digital Holography System has been introduced in the United States. However, there can be no assurance that the Digital Holography System will be accepted for general use in any of these markets in connection with any of the illnesses which are commonly examined with CT or MR scanners.

        The Company's primary offering to potential customers is a fee-per-use service package. Under this arrangement, Voxel will place the Voxcam, Voxboxes, and related hardware at the customer site, supply all necessary Voxfilm and other consumables, and furnish training and System maintenance. The customer will be charged based upon actual Voxfilm usage, subject to a minimum monthly usage guarantee and a four-year commitment to the Digital Holography service.

        The Company's initial marketing efforts are focusing on institutions with CT or MR scanners that have active neurosurgery and orthopedic surgery practices. These practices are responsible for prescribing the majority of CT and MR studies performed and they use the resulting images in the planning and execution of surgical procedures. After an institution has acquired a Digital Holography System, the Company intends to expand the System's utilization and increase film consumption by promoting the technology to other of the institution's medical specialists.

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

        The Company's intellectual property derives in large part from a unique method for making a multiple exposure hologram which may contain 200 or more individual images. This method requires an understanding of a variety of factors that control how many exposures a given piece of film can accommodate (the film's image capacity), as well as the ability to make each of the exposures in the hologram so that it uses the appropriate portion of that image capacity.

        Voxel holds a U.S. patent (which will expire in 2014) covering the key innovative elements of the Voxcam and the System as a whole. The Company has also recently received a notice of allowance for another patent, related to the same subject matter, that is expected to issue in the near future. The Company also holds patents specifically relating to the Voxbox. Two such patents (expiring in 2003) have been granted in the United States, and corresponding patents have issued in Japan, Canada, the United Kingdom, Australia, and numerous European countries. An additional U.S. patent (which will expire in 2014) issued recently with respect to one key element of the Voxbox.

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

        The availability and magnitude of third party reimbursement for the costs of use of Digital Holography may vary as a function of the identity of the payor, the setting in which the CT or MR examination is performed, and the billing practices of the entity that uses the System. The Company will attempt to provide its customers with guidance as to the appropriate methods to seek third-party reimbursement for use of Digital Holography. The CPT Editorial Panel of the American Medical Association (AMA) has amended an existing code for reporting medical procedures, effective January 1, 1998, to reference holographic imaging of CT and MR data explicitly. This will provide a method by which clinicians may more accurately report, and seek reimbursement for, use of Digital Holography. Reference to holographic imaging in a CPT code is generally based upon the procedure being consistent with contemporary medical practice and being performed by many physicians in clinical practice in multiple locations, but does not represent endorsement of the procedure by the AMA.

        Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party reimbursement will be available. Neither Medicare nor any other third-party payor has considered the reimbursement status of the System. Limitations imposed by government and private insurance programs and the failure of certain third-party payors to reimburse (fully or substantially), health care providers for the procedures associated with use of the System could have a material adverse effect on the Company.

     MANUFACTURING

        The Company is vigorously pursuing the development of a commercial version of the Voxcam and arranging for its manufacture. This program includes securing sub-systems from qualified vendors, performing final assembly and in-house testing for prototype and pilot production runs, and selecting a system integrator for volume manufacturing. The Company has selected Kaiser Electro-Optics, Inc. ("KEO"), a leader in the design and production of advanced high performance electro-optical display systems for commercial and military applications, as a key vendor for the new program. Voxel and KEO have entered into a contract pursuant to which KEO has already commenced design of the optical subsystem for the commercial Voxcam. Voxel has also selected and been working with other vendors who are providing additional subsystems and critical components for the Voxcam, such as the film processor and the film dispenser assembly.

        During the past 12 months, the Company's internal engineering staff has refined the high-level system design of the Voxcam, developed detailed specifications, drafted statements of work for each of the subsystems, prepared and disseminated requests for proposals to potential subsystem vendors, evaluated vendors' proposals, qualified and selected vendors, resolved industrial design issues, constructed a prototype of critical elements of the new design, and instituted quality systems for managing the program. In particular, the Company has in recent months confirmed the functionality of its optics design, refined and tested a prototype of the film processor, extensively tested the central element of the film dispenser subsystem, and made considerable progress in the development of control software for the Voxcam.

        The commercial Voxcam under development is intended to implement significant improvements over the lab prototype of the Voxcam on which approximately 8,000 Voxgrams have been produced. The Company believes that these improvements are necessary to create a commercial product that would satisfy potential customers. Areas of improvement, vis-a-vis the laboratory prototype of the Voxcam, include shape, size, user interface, extent of automation, component cost, and ability to withstand hostile environments.

        The current program to commercialize the Voxcam is the successor to an effort in which the Company was engaged from 1994 through the end of 1996. The previous effort relied upon General Scanning, Inc. ("GSI"), a firm that has designed and manufactured medical imaging devices for major domestic suppliers, to perform the development and engineering with respect to pre-production prototypes and commercial units of the Voxcam. The GSI program failed to meet its design and manufacturing objectives. The Company believes that GSI failed to meet the engineering specifications, product performance requirements, and schedule obligations arising under the parties' agreement and relationship. As a consequence, a binding arbitration proceeding to resolve the parties' differences has taken place. See "Legal Proceedings."

        Voxel manages the development and engineering of the Voxbox and Voxfilm but uses original equipment manufacturers to produce them. Voxel has qualified local suppliers for the Voxbox. The Company currently purchases Voxfilm from Konica Corporation, one of the world's leading manufacturers of silver halide film products.

        There can be no assurance that vendors with which the Company is currently cooperating will meet the Company's requirements for quality, quantity, and timeliness and the FDA's design and manufacturing process requirements or that, in the future, the Company would be able to find substitute manufacturers for the elements of the Digital Holography System. The System must be manufactured in compliance with FDA regulations in order for it to be distributed in the United States. The Company's dependence on others for the manufacture of key elements of its products may adversely affect its future profit margins and the Company's ability to develop and deliver products on a timely and competitive basis, or at all.

     COMPETITION

        Voxel is not aware of any academic or commercial institution actively developing multiple exposure holography to display medical images.

        The Digital Holography System may compete in the future for market share with currently available methodologies for viewing the results of CT and MR scans. Potential purchasers of the Digital Holography System may determine that currently available display techniques for CT and MR with which they are already familiar (including unaided, visual examination of the slice images) are sufficient to make requisite diagnoses and facilitate treatment. The perceived value of the Digital Holography System may be influenced by future health care legislation, insurance reimbursement policies, and cost-containment measures adopted by health care providers and payors. In addition, competition may arise from products currently in development, or that may be developed in the future, by other companies. Many of the current and potential competitors are likely to have substantially greater capital resources, research and development staffing, and facilities than the Company. In addition, many potential competitors have extensive experience with CT and MR procedures and technologies.

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

     GOVERNMENT REGULATION

        The medical devices currently under development by the Company are regulated by the FDA under the Federal Food, Drug and Cosmetic Act (the "FDC Act") and require regulatory clearance prior to commercialization in the United States. Under the FDC Act, the FDA regulates preclinical and clinical testing, manufacturing, labeling, distribution, sale, marketing, advertising, and promotion of medical devices in the United States. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, detention, recall, or seizure of products, total or partial suspension of production, distribution, sales and marketing, withdrawal of marketing approvals or clearances, a recommendation by the FDA that the manufacturer or distributor not be permitted to enter into government contracts, and criminal prosecution. In certain circumstances, the FDA also has the authority to order the manufacturer or distributor of a device to repair, replace, or refund the cost of, the device. Various states and other countries in which the Digital Holography System may be sold in the future may impose additional regulatory requirements.

        Following the enactment of the Medical Device Amendments of 1976 to the FDC Act, the FDA classified medical devices in commercial distribution at the time of enactment into one of three classes -- Class I, II, or III. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of medical devices. Class I devices are those whose safety and effectiveness can reasonably be ensured through 'general' controls such as (i) labeling requirements, (ii) adherence to the FDA-mandated quality system ("QS") regulation (which includes good manufacturing practices ("GMP") requirements), and (iii) for certain Class I devices, the requirement for successful completion of the pre-market notification ("510(k)") process. Class II devices are those whose safety and effectiveness can reasonably be ensured through the use of general controls (which include the requirement of 510(k) clearance for most Class II devices) together with 'special' controls, such as performance standards, patient registries, and FDA guidelines. Generally, Class III devices are devices that must receive pre-market approval by the FDA to ensure their safety and effectiveness. They are typically life-sustaining, life-supporting or implantable devices, and also include most devices that were not on the market before May 28, 1976 and for which the FDA has not made a finding of substantial equivalence based upon a 510(k).

        If a manufacturer or distributor of medical devices can establish to the FDA's satisfaction that a new device is substantially equivalent to a legally marketed Class I or Class II medical device or to a Class III device for which the FDA has not yet required pre-market approval, the manufacturer or distributor may market the device. In the 510(k) process, a manufacturer or distributor makes a claim of substantial equivalence, which the FDA may require to be supported by various types of information showing that the device is as safe and effective for its intended use as the legally marketed predicate device. Following submission of the 510(k), the manufacturer or distributor may not place the new device into commercial distribution until an order is issued by the FDA finding the new device to be substantially equivalent.

        On September 6, 1995, the Company submitted a 510(k) to the FDA with respect to each of the three elements of the System -- the Voxcam, Voxbox, and Voxfilm. On September 29, 1995, the Company received findings of substantial equivalence from the FDA for each of the three elements, permitting the commercial distribution of the Digital Holography System as an adjunct to current two-dimensional display techniques for diagnostic image data. Effective February 19, 1998, under the Food and Drug Administration Modernization Act of 1998, the Voxbox appears to be exempt from the 510(k) process.

        If, either before or after commercial release of the Voxcam, the Company makes a modification (e.g., in design or intended use) which could significantly affect the safety or effectiveness of the Voxcam, the Company will be required to submit a new 510(k) for the Voxcam and establish to the FDA's satisfaction that the Voxcam, as modified, is substantially equivalent to the predecessor version which is the subject of the current 510(k) clearance. If the commercial Voxcam resulting from the current development program differs in safety or effectiveness from the model which was the subject of the 510(k) clearance received by the Company in 1995, such a submission would be required. The need to obtain FDA clearance of a new 510(k) (which would not be assured) could significantly delay (or prevent) commercialization of a modified Digital Holography System. The Company does not currently intend to take any action to modify the Voxcam or its intended use in a fashion which would make it unsuitable for 510(k) clearance.

        The Company is also registered as a medical device manufacturer with the FDA and with state agencies, such as the California Department of Health Services ("CDHS"). Voxel is also subject to a continuing obligation to file a listing of its products with those agencies periodically. The Company or its contract manufacturers may be inspected on a routine basis by both the FDA and the CDHS for compliance with (i) the FDA's QS regulation and (ii) other requirements for labeling, promotion, and reporting of adverse events (the medical device reporting regulation).

        The FDA's QS regulation, which includes but is not limited to GMP requirements, mandates, among other things, that (i) the manufacturing process be regulated, controlled and documented by the use of written procedures and
(ii) the ability to produce devices which meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process. This regulation also requires (i) investigation of any deficiencies in the manufacturing process or in the products produced, (ii) purchasing controls,
(iii) detailed record keeping including the maintenance of service records, and
(iv) pre-production design controls. The pre-production design controls do not apply to Voxfilm or the Voxbox. They do however apply to the current design program for the Voxcam, effective June 1, 1997, except that the FDA has stated that as long as manufacturers are taking reasonable steps to come into compliance with the design control requirements, the FDA will not initiate action (including enforcement cases) based on a failure to comply with the design control requirements before June 1, 1998.

        The FDA's medical device reporting regulation requires that the device manufacturer provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its marketed devices, as well as product malfunctions that would likely cause or contribute to a death or serious injury if the malfunction were to recur. Also, because the Voxcam will contain a laser, the Company will be required to comply and certify compliance with the FDA's performance (safety) standard governing laser products. Changes in existing requirements or interpretations (on which regulations heavily depend) or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition, and results of operations. Compliance with such laws and regulations now or in the future could require substantial expenditures by the Company.

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

     EMPLOYEES

        As of December 31, 1997, the Company employed 38 persons on a full-time basis, of whom 24 were engaged in research and development, eight in marketing, and six in administration. The Company's ability to attract and retain qualified personnel will be a significant factor in its potential for success. None of the Company's employees is covered by collective bargaining agreements and management considers the Company's relations with its employees to be good.


ITEM 2.  PROPERTIES

        The Company leases approximately 18,300 square feet of laboratory and office space in a business park in Laguna Hills, California. The leases for this facility expire in December 2000. The Company believes that this facility, together with additional space available within the vicinity, should be sufficient to meet its needs at acceptable rents for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

        The only pending or threatened litigation matter to which the Company is a party is an arbitration proceeding against a significant former vendor, GSI. In late February 1997, Voxel entered into a binding arbitration proceeding with GSI, the company previously responsible for the development and engineering of pre-production prototypes, and the subsequent manufacture of commercial units, of the Voxcam. The arbitration arises under the Development Agreement executed by the parties in August 1994. The Company believes that the efforts made by, and limited results achieved by, GSI between the signing of the Development Agreement and the commencement of arbitration constitute a breach of GSI's obligations which have arisen during the course of the relationship between the parties. GSI disputes the Company's assertions and alleges that Voxel has breached the Development Agreement by failing to allow GSI to continue the program. GSI has alleged damages of up to approximately $4,000,000; Voxel has alleged damages of in excess of $7,500,000.

        Because the Company believes that GSI's material breach of the Development Agreement excuses continued performance by Voxel, the Company suspended payments to GSI under the Development Agreement in late 1996. Between mid-November 1996 and April 1997, the Company received invoices from GSI for services and parts totaling approximately $537,000 for which Voxel has withheld payment.

        The arbitration proceeding with GSI has had, to date, three phases: procedural, discovery, and trial. The procedural phase established the "ground rules" for the arbitration, including the identity of the arbitrators and the format for the activity that followed. These matters were resolved by negotiations between the parties between March and June 1997. The discovery phase involved the exchange of information between the parties regarding their respective positions. This included exchange of voluminous documents, designation of witnesses, and depositions of numerous witnesses. The discovery phase of this proceeding was completed in mid-November 1997. The trial phase commenced on December 8, 1997. The trial phase consisted of each side presenting its case to the three-member arbitration panel, and the rendering of a decision by the panel. The presentation of testimony by both parties in the trial phase concluded on January 20, 1998. The submission of post-hearing written briefs concluded in early March 1998. The panel of arbitrators commenced deliberations in mid-March.

        Management believes, as a consequence of its active involvement in all phases of the proceeding as well as its discussions with counsel, that the Company's position will be upheld in the arbitration and that the likelihood of a decision awarding monetary damages to GSI is remote. However, no assurance can be given as to the timing of a decision or, more importantly, the outcome of the proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The Company's Common Stock, Redeemable Class A Common Stock Purchase Warrants (the "Class A Warrants"), and Units have traded on The Nasdaq SmallCap Market(SM) tier of The Nasdaq Stock Market(SM) under the symbols: VOXL, VOXLW, and VOXLU, respectively, since the Company's initial public offering (the "IPO") closed on November 1, 1994. Each Unit consists of one share of Common Stock and one Class A Warrant. According to records of the Company's transfer agent, the Company had approximately 257 holders of Common Stock of record as of March 10, 1998. Many of the Company's shares are held by brokers and other institutions on behalf of shareholders; the Company estimates the total number of beneficial owners of Common stock represented by these record holders to exceed 5,800. On March 10, 1998 the closing sales prices for the Company's Common Stock, Warrants, and Units were $5.31, $1.19 and $6.00, respectively. The following table sets forth the high and the low sale prices of the Company's equity securities during the fiscal quarters in the years ended December 31, 1996 and 1997.

COMMON STOCK (VOXL)

        1996                                                         HIGH       LOW

        First Quarter..........................................  $ 8.69    $ 2.00
        Second Quarter.........................................  $ 8.63    $ 4.88
        Third Quarter..........................................  $ 7.50    $ 3.25
        Fourth Quarter.........................................  $ 6.13    $ 2.81

        1997
        First Quarter.......................................... $  3.94   $  2.38
        Second Quarter......................................... $  3.50   $  1.38
        Third Quarter.......................................... $  6.00   $  2.75
        Fourth Quarter......................................... $  8.44   $  4.94

CLASS A WARRANTS (VOXLW)

        1996

        First Quarter..........................................  $ 3.38    $ 0.50
        Second Quarter.........................................  $ 3.25    $ 1.75
        Third Quarter..........................................  $ 2.69    $ 1.25
        Fourth Quarter.........................................  $ 1.94    $ 0.63

        1997

        First Quarter.......................................... $  0.94   $  0.63
        Second Quarter......................................... $  0.88   $  0.31
        Third Quarter.......................................... $  1.69   $  0.34
        Fourth Quarter......................................... $  2.50   $  0.94

UNITS (VOXLU)

        1996

        First Quarter..........................................  $10.75   $  2.25
        Second Quarter.........................................  $10.75   $  6.75
        Third Quarter..........................................  $ 9.25   $  5.00
        Fourth Quarter.........................................  $ 7.50   $  3.25

        1997

        First Quarter.......................................... $  3.75   $  3.38
        Second Quarter......................................... $  3.63   $  2.00
        Third Quarter.......................................... $  5.63   $  2.75
        Fourth Quarter......................................... $ 10.75   $  6.50


        The Company has not paid cash dividends since inception. The Company currently intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the three years in the period ended December 31, 1997 and for the period from April 15, 1988 (inception) to December 31, 1997, and with respect to the Company's balance sheets at December 31, 1996 and 1997 are derived from the Company's audited Consolidated Financial Statements which are included elsewhere in this report. The statement of operations data for the years ended December 31, 1993 and 1994 and the balance sheet data at December 31, 1993, 1994, and 1995 have been derived from audited consolidated financial statements which are not included herein. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto included elsewhere in this report.

                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                                     PERIOD FROM
                                                                                                                      APRIL 15,
                                                                                                                    1988 (DATE OF
                                                                                                                    INCEPTION) TO
                                                               YEAR ENDED DECEMBER 31,                              DECEMBER 31,
                                     ---------------------------------------------------------------------------     -----------
                                         1993            1994           1995             1996            1997            1997
                                     -----------     -----------     -----------     -----------     -----------     -----------

STATEMENT OF OPERATIONS DATA (1)
 Costs and expenses:
  Research and development........   $     1,191     $     2,924     $     3,619     $     4,257     $     2,805     $    16,191
  General and administrative......         1,035           1,149           1,888           2,186           3,129          10,418
    Depreciation and amortization
    expense.......................           148             335             236             247             243           1,386
    Interest (income) expense.....           223             349            (166)           (250)           (213)            (50)
                                     -----------     -----------     -----------     -----------     -----------     -----------

Net loss.........................    $    (2,597)    $    (4,757)    $    (5,577)    $    (6,440)    $    (5,964)    $   (27,945)
                                     ===========     ===========     ===========     ===========     ===========     ===========
Basic and diluted net loss
per share........................                                    $     (1.33)    $     (1.02)    $     (0.71)
                                                                     ===========     ===========     ===========
Shares used in computing
basic and diluted net loss per
share............................      2,043,842       2,677,788       4,183,355       6,314,102       8,407,683
                                     ===========     ===========     ===========     ===========     ===========



                                                             December 31,
                                 --------------------------------------------------------------------
                                   1993           1994           1995           1996           1997
                                 --------       --------       --------       --------       --------
BALANCE SHEET DATA
Cash, cash equivalents, and
  short-term investments ......  $    160       $  5,708       $  4,398       $  6,919       $  1,537

Working capital (deficit)......    (1,924)         5,408          3,822          6,825          1,002

Total assets ..................       945          6,419          4,980          7,625          2,190

Notes payable..................     1,857             --            105             --             --

Long-term obligations,
including capital leases ......       168            108             28              7             94


Accumulated deficit ...........    (5,187)        (9,964)       (15,541)       (21,981)       (27,945)

Convertible redeemable
preferred stock ...............     3,799             --             --             --             --


Total shareholders'
  equity (deficit) ............    (5,143)         5,984          4,342          7,406          1,521



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

        The Company has not yet developed products for sale, has not earned revenues, and has incurred substantial losses since inception. The Company expects to continue to incur substantial operating losses for at least twelve months from the date of this report, as research, development, manufacturing, and marketing activities expand. The prerequisites to initial commercial sales include development and testing of pre-production prototypes of the Voxcam, manufacturing of production units of the Voxcam, and achieving market acceptance for the Digital Holography System. There can be no assurance that, on a timely basis or at all, any or all of these prerequisites will be satisfied.

        The Company's primary current focus is the development and testing of pre-production prototypes of the Voxcam. The Company is vigorously pursuing the development of a commercial version of the Voxcam and arranging for its manufacture. This program includes securing sub-systems from qualified vendors, performing final assembly and in-house testing for a pilot production run, and selecting a system integrator for volume manufacturing. The Company previously relied upon GSI for these functions. As a consequence of GSI's failure to meet its obligations, the schedule for commercialization of the Voxcam was delayed and the Company's requirements for capital increased. See "Liquidity and Capital Resources." The delivery date for commercial Voxcams under the current program depends on a variety of factors, including (i) timely achievement of engineering and manufacturing objectives by subsystem vendors, (ii) on-schedule completion of system integration, and (iii) successful field testing of pre-production prototypes. The Company expects that it will be better able to forecast end dates for these milestones as it garners additional experience with the vendors.

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

     RESULTS OF OPERATIONS

         Years Ended December 31, 1997 and 1996

        Net loss for 1997 decreased by 7% to $6.0 million from $6.4 million in 1996. The Company had no revenues during 1997 or 1996. Research and development ("R&D") expense decreased by 34% to $2.8 million from $4.3 million. The decrease in R&D expense is primarily a consequence of the Company's implementation in 1997 of the new program to develop the commerical version of the Voxcam. In 1997, most of this program's efforts utilized Voxel's enhanced in-house engineering capabilities to perform critical steps in the development of the new Voxcam. These steps include high-level engineering design, development of detailed specifications, drafting of statements of work for each of the subsystems, preparation and dissemination of requests for proposals to potential subsystem vendors, evaluation of vendors' proposals, qualification and selection of vendors, resolution of industrial design issues, construction of a prototype of critical elements of the new design, and establishment of quality systems for managing the program. In contrast, 1996 R&D expenditures included a sizable component of payments to GSI for Voxcam imager design services and parts for pre-production prototypes.

        General and administrative ("G&A") expense (which includes marketing activities) increased by 43% to $3.1 million from $2.2 million. This increase is primarily a consequence of the costs of the pending arbitration against GSI, which progressed through the procedural and discovery phases, and into the trial phase, during 1997. See "Legal Proceedings." Marketing expenses increased modestly as the cost of increased sales activities (focused on developing relationships with the Company's most qualified customer prospects) more than offset savings from a reduction in broad-brush promotional efforts (such as trade shows and marketing materials). G&A expenditures, excluding the impact of the arbitration costs, grew slightly while supporting a substantial increase in Company headcount. Depreciation and amortization expense was essentially unchanged. Net interest income for 1997 was $213,000 compared to $250,000 in 1996. This difference is due to lower average investment balances in 1997 due to the use during 1997 of proceeds from the Company's 1996 second public offering (the "Secondary").

         Years Ended December 31, 1996 and 1995

        Net loss for 1996 increased by 15% to $6.4 million from $5.6 million in 1995. R&D expense increased by 18% to $4.3 million from $3.6 million. This increase resulted from (i) enhanced in-house support of GSI's product development and manufacturing activities, including increased technical headcount and travel; (ii) costs of preparing for beta site installations; and
(iii) initiation of beta Voxbox production. Total payments to design engineering firms with respect to the Voxcam development program, which represent over half of R&D expense in both 1996 and 1995, increased modestly. However, the majority of such payments in 1996 represented reimbursement for beta unit parts while such payments in 1995 were primarily for engineering services.

        G&A expense (which includes marketing activities) increased by 16% to $2.2 million from $1.9 million. This increase resulted primarily from the growth of the sales organization and increased marketing effort; administrative costs were essentially unchanged. In 1996, the Company's primary marketing focus shifted from promoting clinical activities to developing customer relationships. Depreciation and amortization expense decreased were virtually unchanged. Net interest income for 1996 was $250,000 compared to net interest income of $166,000 in 1995. The difference is due to higher average investment balances as a consequence of the Secondary.

     LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations primarily through private and public sales of equity securities and the private placement of debt securities and, to a far lesser extent, through equipment lease financing. Through December 31, 1997 the Company has raised $9.3 million net of underwriting commissions and offering expenses from the Secondary, $9.0 million net of underwriting commissions and offering expenses from the IPO, $3.8 million from the sale of convertible redeemable preferred stock, $3.6 million net of underwriting commissions and expenses from the sale of convertible preferred stock, and $4.7 million from the sale of debt securities. The convertible redeemable preferred stock and $2.5 million of the debt (together with accrued interest thereon) were converted to common stock at the closing of the IPO on November 1, 1994. The remaining $2.2 million of the debt securities (together with accrued interest thereon) was repaid from the proceeds of the IPO on November 1, 1994. The convertible preferred stock was converted to common stock during 1996. The Company had capital lease obligations of $13,000 as of December 31, 1997.

        The Company's net cash used in operating activities during the years ended December 31, 1997, 1996, and 1995 was $5.2 million, $6.7 million, and $5.0 million, respectively. The decrease in cash used in operations between 1997 and 1996 was due to payments made in 1996 to GSI for Voxcam design services and parts for beta units, for which no equivalent payments were made in 1997. The increase in cash used in operations between 1996 and 1995 was due primarily to increased research and development, medical evaluation activity, and marketing. As of December 31, 1997, the Company had cash totaling $1.5 million. This compares with cash and short-term investments totaling $6.9 million and $4.4 million at December 31, 1996 and 1995, respectively. The decrease in cash at year end 1997 was due to the use of cash for operating activities. The increase in cash and short-term investments from 1995 to 1996 is the result of the receipt of funds from the Secondary. As of December 31, 1997, the Company had working capital of $1.0 million as compared to working capital of $6.8 million and $3.8 million at December 31, 1996 and 1995, respectively. The reduction in working capital at December 31, 1997 is primarily the result of using Secondary proceeds for 1997 operating expenses.

Working capital at December 31, 1996 consisted primarily of the net proceeds received from the Secondary.

        The Company has no material commitments for capital expenditures. However, the Company expects to incur substantial expense to complete the design of the commercial version of the Voxcam under the current program, conduct field tests of pre-production units of the Voxcam, perform the manufacturing engineering of the commercial Voxcam, and commence its production.

        The Company believes that available cash will be sufficient to meet the Company's operating expenses and capital requirements for calendar year 1998. However, the pace of the Company's product development and marketing activities in 1998 will depend in large part on the Company's cash position during the year. The cash position may be affected significantly by the Company's capital raising activities as well as the outcome of the arbitration with GSI. See "Legal Proceedings."

        The Company expects to require additional funding on one or more occasions in order to achieve all of its operating objectives. The amount and timing of the Company's future capital requirements will depend upon many factors, including progress of the Voxcam engineering activities, the success and duration of beta unit field testing, the timing of the transition from beta to commercial unit production, and the extent and timing of acceptance of the Digital Holography System. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company.

        In the event that the Company (i) is unable to obtain additional funding or (ii) does not receive and collect a significant cash award from the GSI arbitration, by June 1, 1998, management will significantly reduce or postpone certain product development and marketing activities in order to maintain cash liquidity through the end of 1998. This would entail a substantial reduction in headcount, discontinuation of sales activities, a decrease in the in-house engineering effort in support of Voxcam development, and a reduction of activity on the Company's behalf by engineering services vendors. These cutbacks would occur to a sufficient extent to reduce the Company's monthly cash usage rate to a level which ensures that the Company's currently available cash would sustain operations through 1998. Any of these cutbacks could have a material adverse effect on the Company's business prospects.

        The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company uses only third-party software and has completed an assessment of each program to ensure compliance with the Year 2000. Management believes all software currently used by the Company is Year 2000 compliant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               Page
                                                                               ----

Report of Independent Auditors..................................................21

Consolidated Financial Statements

Consolidated Balance Sheets ....................................................22

Consolidated Statements of Operations...........................................23

Consolidated Statements of Convertible Redeemable Preferred Stock and
    Shareholders' Equity (Deficit)..............................................24

Consolidated Statements of Cash Flows...........................................26

Notes to Consolidated Financial Statements......................................27

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Voxel

        We have audited the accompanying consolidated balance sheets of Voxel (a development stage company) as of December 31, 1996 and 1997, and the related consolidated statements of operations, convertible redeemable preferred stock and shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997 and for the period from April 15, 1988 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Voxel (a development stage company) at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 and for the period from April 15, 1988 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP


Orange County, California
February 13, 1998

                                              VOXEL
                                  (A DEVELOPMENT STAGE COMPANY)

                                   CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            DECEMBER 31,
                                                                     -----------------------
                                                                       1996           1997
                                                                     --------       --------
ASSETS
Currents assets:
    Cash                                                             $    807       $  1,537
    Short-term investments                                              6,112             --
    Other current assets                                                  118             40
                                                                     --------       --------
Total current assets                                                    7,037          1,577

Property and equipment:
    Furniture and equipment                                             1,157          1,351
    Leasehold improvements                                                224            254
                                                                     --------       --------
                                                                        1,381          1,605
    Less accumulated depreciation and amortization                       (867)        (1,057)
                                                                     --------       --------
                                                                          514            548
Other assets (net of accumulated amortization of $70 in
     1996 and $78 in 1997)                                                 74             65
                                                                     --------       --------
Total assets                                                         $  7,625       $  2,190
                                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                            $    207       $    566
    Current portion of lease obligation                                     5              9
                                                                     --------       --------
Total current liabilities                                                 212            575

Long-term lease obligation                                                  7              4
Other long-term liabilities                                                --             90

Commitments and contingencies

Shareholders' equity:
    Common stock, no par value:
        Authorized shares - 15,000,000;  Issued and outstanding
        shares - 8,395,398 in 1996 and 8,425,244 in 1997               29,417         29,496
    Deficit accumulated during the development stage                  (21,981)       (27,945)
    Notes receivable from shareholders                                    (30)           (30)
                                                                     --------       --------
Total shareholders' equity                                              7,406          1,521
                                                                     --------       --------
Total liabilities and shareholders' equity                           $  7,625       $  2,190
                                                                     ========       ========



See accompanying notes.

                                     VOXEL
                         (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                PERIOD FROM
                                                                                                  APRIL 15,
                                                                                                1988 (DATE OF
                                                       YEAR ENDED DECEMBER 31,                  INCEPTION) TO
                                       --------------------------------------------------        DECEMBER 31,
                                           1995               1996               1997               1997
                                       ------------       ------------       ------------       ------------

Net revenues                           $         --       $         --       $         --       $         --

Costs and expenses:
    Research and development                  3,619              4,257              2,805             16,191
    General and administrative                1,888              2,186              3,129             10,418
    Depreciation and amortization               236                247                243              1,386
    Interest expense                             33                 10                  2                813
    Interest income                            (199)              (260)              (215)              (863)
                                       ------------       ------------       ------------       ------------

                                              5,577              6,440              5,964             27,945
                                       ------------       ------------       ------------       ------------

Net loss                               $     (5,577)      $     (6,440)      $     (5,964)      $    (27,945)
                                       ============       ============       ============       ============

Basic and diluted net loss
    per share                          $      (1.33)      $      (1.02)      $      (0.71)
                                       ============       ============       ============

Shares used in computing
    basic and diluted net
    loss per share                        4,183,355          6,314,102          8,407,683
                                       ============       ============       ============



See accompanying notes.

                                     VOXEL
                         (A DEVELOPMENT STAGE COMPANY)



CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED
STOCK AND SHAREHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


Issuance of common stock at $.26 per share in exchange for notes

Issuance of common stock at $.26 per share in exchange for shares of Holoplex stock and cancellation of indebtedness of $35

Net loss

Balance at December 31, 1988

Repurchase of common stock for cash at $.26 per share

Net loss

Balance at December 31, 1989

Issuance of Series A preferred stock at $.10 per share in exchange for cash of $16 and cancellation of indebtedness of $33

Issuance of Series A preferred stock at $.10 per share in exchange for cancellation of accrued interest

Net loss

Balance at December 31, 1990

Issuance of Series B preferred stock at $.10 per share in exchange for cancellation of indebtedness

Issuance of common stock at $.26 per share in exchange for notes receivable

Issuance of Series B preferred stock at $.60 per share in exchange for cash of $3,130 and cancellation of indebtedness and related interest of $611

Repurchase of common stock at $.26 per share for cash of $3 and cancellation of advances receivable of $18

Contribution to capital forgiveness of indebtedness by shareholders

Net loss

Balance at December 31, 1991

Net loss

Balance at December 31, 1992

Net loss

Balance at December 31, 1993

Stock option exercise at $.51 per share

Amortization of deferred compensation

Conversion of Series A preferred stock to common stock at the rate of 5.145346 shares of preferred to one share of common

Conversion of Series B preferred stock to common stock at the rate of 5.145346 shares of preferred to one share of common

Issuance of 1,900,000 Units at $5.50/Unit in initial public offering for cash of $10,400 and cancellation of debt of $50, net of underwriting commissions & expenses

Conversion of promissory notes ($2,460 of principal and $454 of interest) to common stock at the rate of $5.00 per share

Issuance of common stock in payment for services totaling $21

Net loss

Balance at December 31, 1994

Amortization of deferred compensation

Bridge warrant exercise of 120,000 shares at $2.50 per share

Stock option exercise at $.51 per share

Issuance of common stock in payment for services totaling $9

Stock option exercise at $1.03 per share

Issuance of Series C preferred stock at $1.00 per share, net of underwriting commissions & expenses

Net loss

Balance at December 31, 1995

Amortization of deferred compensation

Bridge warrant exercise of 60,000 shares at $2.50 per share

Stock option exercise at $.51 per share

Conversion of Series C preferred stock to common stock at a weighted-average rate of 3.602536 shares of preferred to a share of common

Issuance of common stock at $3.50/share in second public offering for cash of $10,465, net of underwriting commissions & expenses

Net loss

Balance at December 31, 1996

Amortization of deferred compensation

Issuance of common stock at $2.00 per share for compensation of accrued payroll, net of taxes

Stock option exercise at $2.63 per share

Stock option exercise at $.51 per share

Stock option exercise at $.51 per share

Net loss Balance at December 31, 1997



See accompanying notes.

     SERIES A PREFERRED              SERIES B PREFERRED              SERIES C PREFERRED
---------------------------     ---------------------------     --------------- -----------
   SHARES          AMOUNT         SHARES          AMOUNT           SHARES          AMOUNT
-----------------------------------------------------------     -----------     -----------
         --     $        --              --     $        --     $        --              --
         --              --              --              --              --              --
         --              --              --              --              --              --
-------------------------------------------------------------------------------------------
         --              --              --              --              --              --
         --              --              --              --              --              --
         --              --              --              --              --              --
-------------------------------------------------------------------------------------------
         --              --              --              --              --              --
    490,801              49              --              --              --              --
      2,103              --              --              --              --              --
         --              --              --              --              --              --
-------------------------------------------------------------------------------------------
    492,904              49              --              --              --              --
         --              --          87,500               9              --              --
         --              --              --              --              --              --

         --              --       6,234,791           3,741              --              --
         --              --              --              --              --              --
         --              --              --              --              --              --
         --              --              --              --              --              --
-------------------------------------------------------------------------------------------
    492,904              49       6,322,291           3,750              --              --
         --              --              --              --              --              --
-------------------------------------------------------------------------------------------
    492,904              49       6,322,291           3,750              --              --
         --              --              --              --              --              --
-------------------------------------------------------------------------------------------
    492,904              49       6,322,291           3,750              --              --
         --              --              --              --              --              --
         --              --              --              --              --              --
   (492,904)            (49)             --              --              --              --
         --              --      (6,322,291)         (3,750)             --              --

         --              --              --              --              --              --
         --              --              --              --              --              --
         --              --              --              --              --              --
         --              --              --              --              --              --
-------------------------------------------------------------------------------------------
         --              --              --              --              --              --
         --              --              --              --              --              --
         --              --              --              --              --              --
         --              --              --              --              --              --
         --              --              --              --              --              --
         --              --              --              --              --              --
         --              --              --              --       4,000,000           3,600
         --              --              --              --              --              --
-------------------------------------------------------------------------------------------
         --              --              --              --       4,000,000           3,600
         --              --              --              --              --              --
         --              --              --              --              --              --
         --              --              --              --              --              --
         --              --              --              --      (4,000,000)         (3,600)
         --              --              --              --              --              --
         --              --              --              --              --              --
-------------------------------------------------------------------------------------------
         --              --              --              --              --              --
         --              --              --              --              --              --
         --              --              --              --              --              --
         --              --              --              --              --              --
         --              --              --              --              --              --
         --              --              --              --              --              --
         --              --              --              --              --              --
-------------------------------------------------------------------------------------------
         --     $        --              --     $        --              --     $        --
===========================================================================================




                                  DEFICIT ACCU-      NOTES
            COMMON STOCK          MULATED DURING   RECEIVABLE
   -----------     -----------     DEVELOPMENT     FROM SHARE-
     SHARES           AMOUNT          STAGE          HOLDERS          TOTAL
   -----------     -----------     -----------     -----------     -----------
   $    38,870              10     $        --     $       (10)    $        --
       349,831              90              --              --              90
            --              --            (143)             --            (143)
   ---------------------------     -----------     -----------     -----------
       388,701             100            (143)            (10)            (53)
       (97,175)            (25)             --              --             (25)
            --              --            (254)             --            (254)
   ---------------------------     -----------     -----------     -----------
       291,526              75            (397)            (10)           (332)
            --              --              --              --              --
            --              --              --              --              --
            --              --            (238)             --            (238)
   ---------------------------     -----------     -----------     -----------
       291,526              75            (635)            (10)           (570)
            --              --              --              --              --
        77,740              20              --             (20)             --

            --              --              --              --              --
       (82,599)            (21)             --              --             (21)
            --              20              --              --              20
            --              --            (514)             --            (514)
   ---------------------------     -----------     -----------     -----------
       286,667              94          (1,149)            (30)         (1,085)
            --              --          (1,461)             --          (1,461)
   ---------------------------     -----------     -----------     -----------
       286,667              94          (2,610)            (30)         (2,546)
            --              --          (2,597)             --          (2,597)
   ---------------------------     -----------     -----------     -----------
       286,667              94          (5,207)            (30)         (5,143)
           834               1              --              --               1
            --             117              --              --             117
        95,796              49              --              --              49
     1,228,740           3,750              --              --           3,750

     1,900,000           9,032              --              --           9,032
       582,704           2,914              --              --           2,914
         4,276              21              --              --              21
            --              --          (4,757)             --          (4,757)
   ---------------------------     -----------     -----------     -----------
     4,099,017          15,978          (9,964)            (30)          5,984
            --              20              --              --              20
       120,000             300              --              --             300
         6,139               3              --              --               3
         1,143               9              --              --               9
         2,570               3              --              --               3
            --              --              --              --           3,600
            --              --          (5,577)             --          (5,577)
   ---------------------------     -----------     -----------     -----------
     4,228,869          16,313         (15,541)            (30)          4,342
            --              36              --              --              36
        60,000             150              --              --             150
         6,200               3              --              --               3
     1,110,329           3,600              --              --              --
     2,990,000           9,315              --              --           9,315
            --              --          (6,440)             --          (6,440)
   ---------------------------     -----------     -----------     -----------
     8,395,398          29,417         (21,981)            (30)          7,406
            --              36              --              --              36
        20,690              31              --              --              31
         3,417               9              --              --               9
         3,239               2              --              --               2
         2,500               1              --              --               1
            --              --          (5,964)             --          (5,964)
   ---------------------------     -----------     -----------     -----------
     8,425,244     $    29,496     $   (27,945)    $       (30)    $     1,521
   ===========================     ===========     ===========     ===========

                                      VOXEL
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                      PERIOD FROM
                                                                                                     APRIL 15, 1988
                                                                                                   (DATE OF INCEPTION)
                                                                                                      TO DECEMBER 31,
                                                              1995           1996           1997           1997
                                                            --------       --------       --------       --------
OPERATING ACTIVITIES
Net loss                                                    $ (5,577)      $ (6,440)      $ (5,964)      $(27,945)
Adjustments to reconcile net loss to net
   cash used in operating activities:
       Depreciation and amortization                             216            211            207          1,155
       Amortization of deferred compensation                      20             36             36            231
       (Gain) loss on sale of equipment                           --             (5)             1             (4)
       Change in operating assets and
         liabilities:
           Other assets                                           (6)          (140)            78           (124)
           Accounts payable and accrued expenses                 249           (217)           390            756
           Short-term note payable                               105           (105)            --             --
           Other long-term liabilities                            --             --             90             90
                                                            --------       --------       --------       --------
Net cash used in operating activities                         (4,993)        (6,660)        (5,162)       (25,841)

INVESTING ACTIVITIES
Purchases of property and equipment                              (80)          (196)          (227)        (1,461)
Increase in other assets                                          --             --             --            (33)
Proceeds from sale of equipment                                   --              6              1              7
(Increase) decrease in short-term investments                  5,095         (6,112)         6,112             --
                                                            --------       --------       --------       --------
Net cash provided by (used in) investing activities            5,015         (6,302)         5,886         (1,487)


FINANCING ACTIVITIES
Issuance of common stock, net of
  registration costs                                             305          9,468             12         18,740
Increase in notes payable                                         --             --             --          5,683
Payments on notes payable                                         --             --             --         (2,151)
Proceeds from issuance of preferred stock, net
   of offering costs                                           3,600             --             --          6,746
Proceeds from sale/leaseback transaction                          --             --             --            406
Payments on capital lease obligation                            (142)           (97)            (6)          (559)
                                                            --------       --------       --------       --------
Net cash provided by financing activities                      3,763          9,371              6         28,865
                                                            --------       --------       --------       --------

Net increase (decrease) in cash and cash equivalents           3,785         (3,591)           730          1,537
Cash and cash equivalents at the beginning of period             613          4,398            807             --
                                                            --------       --------       --------       --------

Cash and cash equivalents at end of period                  $  4,398       $    807       $  1,537       $  1,537
                                                            ========       ========       ========       ========

Cash paid for interest                                      $     33       $     10       $      2       $    202
                                                            ========       ========       ========       ========
Cash paid for income taxes                                  $      1       $      1       $      1       $      8
                                                            ========       ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in exchange for
   cancellation of indebtedness                             $     --       $     --       $     --       $  2,999
Issuance of Series A preferred stock in
   exchange for cancellation of indebtedness                $     --       $     --       $     --       $     33
Issuance of Series B preferred stock in
   exchange for cancellation of indebtedness                $     --       $     --       $     --       $    620
Conversion of Series A preferred stock to common stock      $     --       $     --       $     --       $     49
Conversion of Series B preferred stock to common stock      $     --       $     --       $     --       $  3,750
Conversion of Series C preferred stock to common stock      $     --       $  3,600       $     --       $  3,600
Forgiveness of indebtedness by shareholders                 $     --       $     --       $     --       $     20
Capital lease transaction for equipment                     $     --       $     --       $     --       $    261
Issuance of common stock in exchange for
   cancellation of payable                                  $      9       $     --       $     31       $     40



See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


     1.  SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        Voxel (the "Company") was incorporated in the State of California on April 15, 1988. The Company is developing a system for producing and viewing volumetric holograms which will interface with existing medical scanning equipment and yield authentic three-dimensional images.

Basis of Presentation

        The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern. The Company has lost approximately $5.6 million, $6.4 million and $6.0 million in 1995, 1996, and 1997, respectively, and has an accumulated deficit of approximately $27.9 million at December 31, 1997. The Company's operations have mainly consisted of research and development, marketing, and capital raising activities. The Company has not completed the development of its products. Through December 31, 1997, the Company has financed the development of its products primarily through the issuance of approximately $7.8 million ($7.4 million net of underwriting commissions and offering expenses) in preferred stock, approximately $2.9 million in common stock in exchange for cancellation of indebtedness, approximately $10.4 million ($9.0 million net of underwriting commissions and offering expenses) in units (each consisting of a share of common stock and a warrant to purchase an additional share of common stock) and approximately $10.5 million ($9.3 million net of underwriting commissions and offering expenses) in common stock. The units were sold in the Company's initial public offering and the common stock in a second public offering.

        Ultimately, the Company's success will be dependent upon its ability to achieve profitable operations. Management's plans include the successful completion of the development, production, and marketing of its products, achieving profitable operations, and obtaining additional financing through the public and private placement markets as needed. The Company believes that available cash will be sufficient to meet the Company's operating expenses and capital requirements for calendar year 1998. However, the pace of the Company's product development and marketing activities in 1998 will depend in large part on the Company's cash position during the year. The cash position may be affected significantly by the Company's capital raising activities as well as the outcome of the arbitration with GSI. See Note 6.

        The Company expects to require additional funding on one or more occasions in order to achieve all of its operating objectives. The amount and timing of the Company's future capital requirements will depend upon many factors, including progress of the Voxcam engineering activities, the success and duration of beta unit field testing, the timing of the transition from beta to commercial unit production, and the extent and timing of acceptance of the Digital Holography System. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company.

        In the event that the Company (i) is unable to obtain additional funding or (ii) does not receive and collect a significant cash award from the GSI arbitration, by June 1, 1998, management will significantly reduce or postpone certain product development and marketing activities in order to maintain cash liquidity through the end of 1998. This would entail a substantial reduction in headcount, discontinuation of sales activities, a decrease in the in-house engineering effort in support of Voxcam development, and a reduction of activity on the Company's behalf by engineering services vendors. These cutbacks would occur to a sufficient extent to reduce the Company's monthly cash usage rate to a level which ensures that the Company's currently available cash would sustain operations through 1998. Any of these cutbacks could have a material adverse effect on the Company's business prospects.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

Investments

        Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The adoption did not have a significant impact on the Company's consolidated financial statements. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Based on its intent, the Company's investments are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Short-term investments held by the Company have consisted of certificates of deposit, U.S. government securities, and commercial paper. As of December 31, 1996, there were no material gross unrealized gains or losses as the carrying value of the portfolio approximated fair value. Gross realized gains and losses on sales of securities for the years ended December 31, 1996 and 1997, were not material. The cost of securities sold is based on the specific identification method.

Stock Option Plans

        During 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and accordingly, is continuing to account for its stock-based compensation plans under previous accounting standards. The adoption of SFAS No. 123 had no impact on the Company's consolidated results of operations or financial position.

Concentration of Credit Risk

        Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of cash and short-term investments. The Company maintains its cash and short-term investments with one major bank and one major securities firm. At December 31, 1996 and December 31, 1997, the Company had no cash deposits in excess of Federal Deposit Insurance Corporation insurance limits. At December 31, 1996, the Company had cash and cash equivalents totaling $0.7 million and short-term investments totaling $5.7 million in excess of Securities Investors Protection Corporation ("SIPC") limits. At December 31, 1997 the Company had cash and cash equivalents totaling $1.4 million in excess of SIPC limits.

Per Share Information

        In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic and diluted net loss has been calculated using the weighted average number of common shares outstanding. All earnings per share amounts for all periods have been presented to conform with SFAS No. 128.

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents are refundable customer deposits that are maintained in a separate account in consideration of their special status.

Property and Equipment

        Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the property or equipment which is from five to seven years.

Other Assets

        Other assets include acquired patent rights related to the Voxbox lightbox, which are being amortized on a straight-line basis over their estimated useful life of ten years.

Other Long-term Liabilities

        Other long-term liabilities include certain refundable customer deposits. The Company has obtained from prospective customers letters of intent to acquire the Company's Digital Holography System when it becomes commercially available. Each letter of intent is typically accompanied by a cash deposit. The customer's commitment to acquire the System is subject to various contingencies identified in the letter of intent. If those contingencies are not met, the deposit is refundable at the customer's option. Each deposit amount will be applied against accounts receivable when a Digital Holography System is delivered to the respective customer and the revenue related to such delivery is recognized.

Impact of Year 2000

        The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company uses only third-party software and has completed an assessment of each program to ensure compliance with the Year 2000. Management believes all software currently used by the Company is Year 2000 compliant.

     2.  STOCK OPTION PLANS

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        The Company's 1992 Stock Plan (the "1992 Plan") permits the Company to grant incentive stock options to employees at 100% of the fair value of the Company's common stock at the date of grant, and nonqualified stock options at no less than 85% of the fair value of the Company's common stock at the grant date. However, options granted to employees owning more than 10% of all classes of stock of the Company at the grant date are to be at no less than 110% of the fair market value of the Company's common stock. All options granted have 10 year terms and, if subject to vesting, vest starting on either the grant date or, if different, on the vesting commencement date specified by the

Board of Directors. Such vesting is subject to continued employment with the Company. The 1992 Plan also permits the Company to grant stock purchase rights at no less than 85% of the fair value of the Company's common stock at the grant date. No stock purchase rights have been granted as of December 31, 1997.

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

Information with respect to options granted under the 1992 Plan and the 1994 Plan is summarized as follows:

                                         (IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)
                                                  SHARES UNDER OUTSTANDING OPTIONS
                                  -----------------------------------------------------------------------
                                                                                                WEIGHTED-
                                     SHARES                                     AGGREGATE       AVERAGED
                                   AVAILABLE                   OPTION PRICE      EXERCISE       EXERCISE
                                   FOR GRANT       SHARES       PER SHARE         PRICE          PRICE
                                  ----------     ----------     ----------      ----------     ----------
Balance at December 31, 1994         485,514        388,229     $0.51-6.00      $      335     $     0.86

  Grants ...................         (65,776)        65,776      1.50-8.63             356           5.41

  Exercises ................              --         (8,710)     0.51-1.03              (6)          0.66

  Forfeitures ..............          21,318        (21,318)     0.51-1.03             (20)          0.92
                                  ----------     ----------     ----------      ----------     ----------

Balance at December 31, 1995         441,056        423,977      0.51-8.63             665           1.57

  Grants ...................        (197,044)       197,044      2.63-7.06             709           3.60

  Exercises ................              --         (6,200)          0.51              (3)          0.51

  Forfeitures ..............          60,161        (60,161)     1.03-8.63            (303)          5.03
                                  ----------     ----------     ----------      ----------     ----------

Balance at December 31, 1996         304,713        554,660      0.51-7.06           1,068           1.93

  Grants ...................        (117,500)       117,500      2.63-5.50             452           3.85

  Exercises ................              --         (9,156)     0.51-2.63             (12)          1.30

  Forfeitures ..............           3,583         (3,583)          2.63              (9)          2.63
                                  ----------     ----------     ----------      ----------     ----------

Balance at December 31, 1997         190,796        659,421     $0.51-7.06      $    1,499     $     2.27
                                  ==========     ==========     ==========      ==========     ==========

The following table summarizes information about stock options outstanding at December 31, 1997:

                                    OUTSTANDING                               EXERCISABLE
                   -----------------------------------------------  ----------------------------
                                   WEIGHTED
                                   AVERAGE         WEIGHTED                         WEIGHTED
   RANGE OF                       REMAINING        AVERAGE                          AVERAGE
  EXERCISE             NUMBER    CONTRACTUAL      EXERCISE            NUMBER       EXERCISE
   PRICES           OUTSTANDING      LIFE          PRICE            EXERCISABLE      PRICE
------------------------------------------------------------------  ----------------------------
$         0.51       133,136        4.8         $   0.51              133,136     $   0.51
  1.03 to 1.50       213,465        6.3             1.06              205,985         1.05
  2.63 to 3.88       157,044        8.7             2.86               96,842         2.80
  4.13 to 5.50       146,500        8.9             4.72               59,623         4.80
  6.25 to 7.06         9,276        7.6             6.63                8,761         6.65


        At December 31, 1995, 1996, and 1997, options to purchase approximately 326,745, 412,963, and 504,347 shares, respectively, were exercisable. For the option grants made during the years ended December 31, 1995, 1996 and 1997 the weighted-average fair value was $6.28, $2.93, and $3.26, respectively, per share. For option grants exercisable at December 31, 1995, 1996, and 1997, the weighted-average exercise price was $0.99, $1.46, and $1.78, respectively, per share. The weighted-average remaining contractual life of options outstanding at December 31, 1995, 1996, and 1997, was 7.9 years, 7.6 years, and 6.2 years, respectively.

        Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for 1995, 1996, and 1997: risk-free interest rate equal to 6.5%, 6.5%, and 5.45%, respectively; no dividend yield; a volatility factor for the expected market price of the Company's common stock equal to 0.92, 0.92, and 1.00, respectively; and a weighted-average expected life of each option equal to 7 years.

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except per share data):

                                    1995                              1996                           1997
                             As                                As                             As
                          Reported         Pro forma        Reported         Pro forma     Reported    Pro forma
                        -----------------------------------------------------------------------------------------
Net loss                $  (5,577)      $  (5,647)      $  (6,440)      $  (6,589)      $  (5,964)      $  (6,345)
                        -----------------------------------------------------------------------------------------
Basic and diluted
net loss per share      $   (1.33)      $   (1.35)      $   (1.02)      $   (1.04)      $   (0.71)      $   (0.75)
                        -----------------------------------------------------------------------------------------


        Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

     3.  WARRANTS

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

        The Company granted to the underwriter of its initial public offering the right to purchase 190,000 units at an exercise price per unit of $8.80. Each unit thereby purchasable consists of one share of common stock and one warrant. The warrant entitles the holder to purchase a share of common stock at an exercise price of $10.00, is immediately exercisable, and expires on September 27, 1999.

        The Company granted to an investment banker a warrant to purchase 1,944 shares of the Company's common stock at an exercise price of $3.09 per share. The warrant is currently exercisable and expires on August 31, 1998. The Company granted to an equipment leasing company a warrant to purchase 16,196 shares of the Company's common stock at an exercise price of $3.09 per share. The warrant is currently exercisable and expires in 2003. The Company granted to the representative of the underwriters in the Company's second public offering a warrant to purchase 208,000 shares of the Company's common stock at an exercise price of $4.20 per share. The warrant became exercisable on August 1, 1997 and expires in 2001.

        On July 25, 1994, the Company issued unsecured promissory notes aggregating $1,000,000 and warrants to acquire 200,000 shares of common stock. The notes were repaid from the proceeds of the initial public offering. The warrants are exercisable for five years at a per share exercise price equal to $2.50. As of December 31, 1997, warrants to acquire 180,000 of such shares have been exercised.

        At December 31, 1997, the Company has reserved 2,526,140 shares of common stock for all outstanding warrants.

     4.  INCOME TAXES

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

        At December 31, 1997, the Company had approximately $9.6 million of net operating loss carryforwards for federal income tax purposes which begin to expire in 2004. In addition, the Company has net operating loss carryforwards for California income tax purposes of approximately $8.1 million which begin to expire in 1998. The Company also has general business credit carryforwards for federal and California income tax purposes of $487 thousand and $366 thousand, respectively. The federal general business credits begin to expire in 2007.

        For the years ended December 31, 1995, 1996, and 1997, the Company did not recognize federal or state income tax benefit.

        The reconciliation of income tax expense (benefit) computed at U.S. federal statutory rates to income tax expense (benefit) for the years ended December 31, 1995, 1996, and 1997 is as follows:

                                                                  (IN THOUSANDS)
                                                    12/31/95         12/31/96         12/31/97
                                                   ----------       ----------       ----------
          Tax at U.S. statutory rate ........      $   (1,896)      $   (2,190)      $   (2,028)
          Losses without benefit ............           1,896            2,190            2,028
                                                   ----------       ----------       ----------
          Income tax expense................       $       --       $       --       $       --
                                                   ==========       ==========       ==========

        Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets and liabilities as of December 31, 1996 and 1997 are as follows:

                                                                      (IN THOUSANDS)
                                                                  12/31/96       12/31/97
                                                                  --------       --------
          Deferred tax liabilities:
            Tax depreciation in excess of book depreciation       $    (99)      $    (62)

          Deferred tax assets:
            Capitalized research and development costs .....      $  5,724       $  7,007
            Operating loss carryforwards ...................         2,712          3,747
            General business credit carryforwards ..........           635            853
            Other, net .....................................            --            105
                                                                  --------       --------
                                                                     9,071         11,712
            Valuation allowance ............................        (8,972)       (11,650)
                                                                  --------       --------
          Net deferred tax assets ..........................      $     --       $     --
                                                                  ========       ========

        The Tax Reform Act of 1986 contains provisions which could substantially limit the availability of the net operating loss carryforwards if there is a greater than 50% change in ownership during a three-year period. The Company has experienced such a change, resulting in a limitation on the utilization of its net operating loss carryforwards. The limitation is based upon the value of the stock on that date. Management believes that the limitation will not have a material adverse effect on the company's ability to utilize fully its net operating loss carryforwards. The ultimate realization of the loss carryforwards is dependent upon the future profitability of the Company.

     5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses at December 31, 1996 and 1997 consisted of $44 thousand and $283 thousand of accounts payable, respectively, $95 thousand and $81 thousand of accrued wages, respectively, and $68 thousand and $202 thousand of other accrued expenses, respectively.

     6.  COMMITMENTS AND CONTINGENCIES

        The Company leases office space under operating leases which expire in December 2000 and which provide for increases in base rent of 4% annually. Rent expense was $133 thousand, $122 thousand and $186 thousand in 1995, 1996 and 1997, respectively. Aggregate future minimum payments under these leases as of December 31, 1997 total $233 thousand, $242 thousand, and $252 thousand for the years ended December 31, 1998, 1999, and 2000, respectively.

        In February 1997, Voxel entered into a binding arbitration proceeding with GSI, the company previously responsible for the engineering and manufacturing of commercial units of Voxel's Voxcam imager. The arbitration arises under the Development Agreement executed by the parties in August 1994. The Company believes that the efforts made by, and limited results achieved by, GSI since the signing of the Development Agreement constitute a breach of GSI's obligations which have arisen during the course of the relationship between the parties. GSI disputes the Company's assertions and alleges that Voxel has breached the Development Agreement. GSI has alleged damages of up to approximately $4,000,000; Voxel has alleged damages of in excess of $7,500,000. Because the Company believes that GSI's material breach of the Development Agreement excuses continued performance by Voxel, the Company has suspended payments to GSI under the Development Agreement. As of March 10, 1998, the Company had received invoices from GSI totaling approximately $537,000 for which Voxel has withheld payment. The arbitration is expected to be concluded during 1998.

        Management believes, as a consequence of its active involvement in all phases of the proceeding as well as its discussions with counsel, that the Company's position will be upheld in the arbitration and that the likelihood of a decision awarding monetary damages to GSI is remote. However, no assurance can be given as to the timing of a decision or, more importantly, the outcome of the proceeding.

     7.  SUBSEQUENT EVENT

        On March 17, 1998, the Company completed the first closing of a private financing transaction in which it issued secured promissory notes in the aggregate principal amount of $2.0 million in exchange for gross cash proceeds of the same amount. The notes have a term of one year and bear interest at nine percent per annum (compounded quarterly). Holders of the notes also received at closing, in the aggregate, warrants to purchase 130,000 shares of common stock at an exercise price of $5.39 per share. The Company is entitled to prepay the notes without penalty; however, if the notes remain outstanding, the holders are entitled to receive additional warrants on the 90th, 270th, and 360th day anniversaries of the notes' issuance. The number of warrants issued on each such anniversary and their exercise price are determined as a function of the trading price of the Company's common stock immediately prior to the time of each such issuance. All the warrants issued in this financing have a term of 10 years. The Company may raise, at a subsequent closing, up to an additional $1.0 million on the same terms as part of this transaction.

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

              EXHIBIT
               NUMBER                          DESCRIPTION
               ------                          -----------

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

               EXHIBIT
               NUMBER                          DESCRIPTION
               ------                          -----------

               *10.12 Form of Indemnification Agreement entered into between Voxel and each of its directors and executive officers (Drs. Wolfe and Anderson, Messrs. Dishlip, Dreyfous, Holliman, Hart,
                              Littlewood, and Rudin, and Ms. Perz) (Filed as an exhibit to the IPO Filing)

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


----------

*  Items so noted were previously filed.

+  Indicates management contract or compensation plan or arrangement.

        (b) Reports on 8-K

                There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Laguna Hills, State of California, on March 26, 1998.


                                   VOXEL

                                   By:    /s/ ALLAN M. WOLFE
                                          -------------------------------------
                                          Allan M. Wolfe, M.D.
                                          Chief Executive Officer and President



                                   By:    /s/ MURRAY E. RUDIN
                                          -------------------------------------
                                          Murray E. Rudin
                                          Principal Financial Officer and
                                          Principal Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                            TITLE                   DATE


/s/ ALLAN M. WOLFE
----------------------------
Allan M. Wolfe, M.D.                        Director           March 26, 1998


/s/ ALAN S. DISHLIP
----------------------------
Alan S. Dishlip                             Director           March 26, 1998


/s/ JAMES C. DREYFOUS
----------------------------
James C. Dreyfous                           Director           March 26, 1998


/s/ JOHN M. HOLLIMAN, III
----------------------------
John M. Holliman, III                       Director           March 26, 1998

                                 EXHIBIT INDEX


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

               EXHIBIT
               NUMBER                          DESCRIPTION
               ------                          -----------

               *10.12 Form of Indemnification Agreement entered into between Voxel and each of its directors and executive officers (Drs. Wolfe and Anderson, Messrs. Dishlip, Dreyfous, Holliman, Hart,
                              Littlewood, and Rudin, and Ms. Perz) (Filed as an exhibit to the IPO Filing)

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


----------

*  Items so noted were previously filed.

+  Indicates management contract or compensation plan or arrangement.