Form 10-Q
period 1998-03-31
VOXEL /CA/
filed 1998-04-28
CIK 927472

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1998

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

Common Stock, no par value:     8,447,014 shares outstanding at April 24, 1998.

                                TABLE OF CONTENTS


PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 1998 and                   3
         December 31, 1997

         Condensed Consolidated Statements of Operations for the                       4
         Three Months Ended March 31, 1998 and March 31, 1997 and for
         the Period from April 15, 1988 (date of inception) to March
         31, 1998

         Condensed Consolidated Statements of Cash Flows for the                       5
         Three Months Ended March 31, 1998 and March 31, 1997 and for
         the Period from April 15, 1988 (date of inception) to March
         31, 1998

         Notes to Interim Condensed Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Financial Condition                   7
         and Results of Operations


PART II -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                             10

                                      VOXEL
                          (A development stage company)

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                     MARCH 31,    December 31,
                                                                       1998           1997
                                                                     --------       --------
Assets                                                             (UNAUDITED)
Currents assets:
    Cash and cash equivalents                                        $  1,875       $  1,537
    Other current assets                                                   27             40
                                                                     --------       --------
Total current assets                                                    1,902          1,577
Property and equipment:
    Furniture and equipment                                             1,359          1,351
    Leasehold improvements                                                254            254
                                                                     --------       --------
                                                                        1,613          1,605
    Less accumulated depreciation and amortization                     (1,110)        (1,057)
                                                                     --------       --------
                                                                          503            548
Other assets (net of accumulated amortization of $80 in
     1998 and $78 in 1997)                                                 63             65
                                                                     --------       --------
Total assets                                                         $  2,468       $  2,190
                                                                     ========       ========

Liabilities and shareholders' equity
  Current liabilities:
    Accounts payable and accrued expenses                            $    510       $    566
    Notes payable                                                       2,000             --
    Current portion of lease obligation                                     7              9
                                                                     --------       --------
Total current liabilities                                               2,517            575
Long-term lease obligation                                                  4              4
Other long-term liabilities                                               117             90

Commitments and contingencies

Shareholders' equity:
    Common stock, no par value:
        Authorized shares - 15,000,000;  Issued and outstanding
        shares - 8,447,014 in 1998 and 8,425,244 in 1997               29,525         29,496
    Deficit accumulated during the development stage                  (29,665)       (27,945)
    Notes receivable from shareholders                                    (30)           (30)
                                                                     --------       --------
Total shareholders' equity                                               (170)         1,521
                                                                     --------       --------

Total liabilities and shareholders' equity                           $  2,468       $  2,190
                                                                     ========       ========

See accompanying notes.

                                      VOXEL
                          (A Development Stage Company)

                 Condensed Consolidated Statements of Operations
               (In thousands, except share and per share amounts)
                                   (unaudited)

                                                                                 PERIOD FROM
                                                                                APRIL 15, 1988
                                                    MARCH 31,                (DATE OF INCEPTION)
                                         -------------------------------         TO MARCH 31,
                                             1998                1997                1998
                                         -----------         -----------         -----------
Net revenues                             $        --         $        --         $        --

Costs and expenses:
    Research and development                     716                 616              16,907
    General and administrative                   955                 561              11,373
    Depreciation and amortization                 64                  58               1,450
    Interest expense                               8                   1                 821
    Interest income                              (23)                (83)               (886)
                                         -----------         -----------         -----------

                                               1,720               1,153              29,665
                                         -----------         -----------         -----------

Net loss                                 $    (1,720)        $    (1,153)        $   (29,665)
                                         ===========         ===========         ===========

Basic and diluted net loss
per share                                $     (0.20)        $     (0.14)
                                         ===========         ===========

Shares used in computing
basic and diluted net loss
per share                                  8,435,194           8,395,398
                                         ===========         ===========



See accompanying notes.

                                      VOXEL
                          (A development stage company)

                 Condensed Consolidated Statements of Cash Flows
                           (In thousands) (unaudited)

                                                                                  PERIOD FROM
                                                       THREE MONTHS ENDED        APRIL 15, 1988
                                                           MARCH 31,          (DATE OF INCEPTION)
                                                     -----------------------      TO MARCH 31,
                                                       1998           1997           1998
                                                     --------       --------       --------
Operating activities
Net loss                                             $ (1,720)      $ (1,153)      $(29,665)
Adjustments to reconcile net loss to cash
used in operating activities:
    Depreciation and amortization                          55             49          1,210
    Amortization of deferred compensation                   9              9            240
    (Gain) loss on sale of equipment                       --             --             (4)
    Change in operating assets and liabilities:
        Other current assets                               13            (34)          (111)
        Accounts payable and accrued expenses             (56)           (31)           700
        Other long-term liabilities                        27             --            117
                                                     --------       --------       --------
Net cash used in operating activities                  (1,672)        (1,092)       (27,513)

Investing activities

Purchases of property and equipment                        (8)           (32)        (1,469)
Increase in other assets                                   --             --            (33)
Proceeds from sale of equipment                            --             --              7
Decrease in short-term investments                         --          2,095             --
                                                     --------       --------       --------
Net cash (used in) provided by investing
activities                                                 (8)         2,063         (1,495)

Financing activities

Sale of common stock                                       20             --         18,760
Increase in notes payable                               2,000             --          7,683
Payments on notes payable                                  --             --         (2,151)
Proceed from issuance of preferred stock                   --             --          6,746
Proceeds from sale/leaseback transaction                   --             --            406
Payments on capital lease obligation                       (2)            (1)          (561)
                                                     --------       --------       --------
Net cash provided by (used in) financing
activities                                              2,018             (1)        30,883

Net increase in cash and cash equivalents                 338            970          1,875
Cash and cash equivalents at the beginning
of period                                               1,537            807             --
                                                     --------       --------       --------

Cash and cash equivalents at end of period           $  1,875       $  1,777       $  1,875
                                                     ========       ========       ========

Cash paid for interest                               $      1       $      1       $    203
                                                     ========       ========       ========

Cash paid for income taxes                           $     --       $      1       $      8
                                                     ========       ========       ========

See accompanying notes.

                                      VOXEL
                          (A DEVELOPMENT STAGE COMPANY)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1998 (UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

        The interim financial information at March 31, 1998 and 1997, and for the three-month periods then ended, and for the period from April 15, 1988 (date of inception) to March 31, 1998, which are unaudited, include all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the Securities and Exchange Commission rules and regulations. Accordingly, the accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. Interim results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of operating results to be expected for the full year.

Per Share Information

        Net loss per share has been calculated using the weighted average number of common shares outstanding.

2.  Notes Payable

        On March 17, 1998, the Company completed the first closing of a private financing transaction in which it issued secured promissory notes in the aggregate principal amount of $2.0 million in exchange for gross cash proceeds of the same amount. The notes have a term of one year and bear interest at nine percent per annum (compounded quarterly). Holders of the notes also received at closing, in the aggregate, warrants to purchase 130,000 shares of common stock at an exercise price of $5.39 per share. The Company is entitled to prepay the notes without penalty; however, if the notes remain outstanding, the holders are entitled to receive additional warrants on the 90th, 270th, and 360th day anniversaries of the notes' issuance. The number of warrants issued on each such anniversary and their exercise price are determined as a function of the trading price of the Company's common stock immediately prior to the time of each such issuance. All the warrants issued in this financing have a term of 10 years. On April 1, 1998, the Company raised, at a second closing, an additional $150 thousand on the same terms as part of this transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Since its inception in 1988, the Company has been engaged in the design, development, and medical evaluation of Digital Holography(TM), a sophisticated system that yields film-based, hard copy images of the internal structure of the human body. The Digital Holography System consists of the Voxcam(R) imager, a camera to convert computed tomography and magnetic resonance scans into holograms; Voxbox(R) light boxes to view the holograms; and Voxgram(R) film on which the hologram is recorded.

        The Company has not yet developed products for sale, has not earned revenues, and has incurred substantial losses since inception. The Company expects to continue to incur substantial operating losses for at least one year from the date of this report, as research, development, manufacturing, and marketing activities expand. The prerequisites to initial commercial sales include development and testing of pre-production prototypes of the Voxcam, manufacturing of production units of the Voxcam, and achieving market acceptance for the Digital Holography System. There can be no assurance that, on a timely basis or at all, any or all of these prerequisites will be satisfied.

        The Company's primary current focus is the development and testing of pre-production prototypes of the Voxcam. The Company is vigorously pursuing the development of a commercial version of the Voxcam and arranging for its manufacture. This program includes securing sub-systems from qualified vendors, performing final assembly and in-house testing for a pilot production run, and selecting a system integrator for volume manufacturing. The Company previously relied upon General Scanning, Inc. ("GSI") for these functions. As a consequence of GSI's failure to meet its obligations, the schedule for commercialization of the Voxcam was delayed and the Company's requirements for capital increased. See "Liquidity and Capital Resources." The delivery date for commercial Voxcams under the current program depends on a variety of factors, including (i) timely achievement of engineering and manufacturing objectives by subsystem vendors,
(ii) on-schedule completion of system integration, and (iii) successful field testing of pre-production prototypes. The Company expects that it will be better able to forecast end dates for these milestones as it garners additional experience with the vendors.

        The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

        The Company had no revenues during the first quarter of 1998 and 1997. Operating loss for 1998 increased by 49% to $1,720,000 from $1,153,000 for 1997, primarily as a consequence of one-time costs of the GSI arbitration and the recent private financing. Costs of continuing operations accounted for almost one-third of the increase, due mostly to intensified engineering efforts on the Voxcam development.

        Research and development ("R&D") expense rose 16% to $716,000 from $616,000 in 1997. The increase was the result of a substantial ramp-up of the Company's in-house engineering staff and a modest increase in contract design engineering costs, partly offset by efficiencies in clinical bureau operations. The additional engineering resources enabled the Company, in the past 12 months, to refine the high-level system design of the Voxcam, develop detailed specifications, draft statements of work for each of the subsystems, prepare and disseminate requests for proposals to potential subsystem vendors, evaluate vendors' proposals, qualify and select vendors, resolve industrial design issues, construct a prototype of critical elements of the new design, and institute quality systems for managing the program.

        General and administrative ("G&A") expense (which includes marketing) rose 70% to $955,000 from $561,000 in 1997. The increase was primarily a result of (i) costs of completing the trial phase of the pending arbitration proceeding against former Voxcam vendor GSI and (ii) fees for the placement agent and counsel in connection with Voxel's March 1998 private placement of debt securities and warrants. Marketing expense grew slightly as additional prospective customers participated in evaluations of the clinical and economic utility of Digital Holography.

        Depreciation and amortization expense was essentially unchanged. Interest income for 1998 was $23,000 compared to $83,000 in 1997 because smaller cash balances were available for investment due to the use of proceeds from the Company's secondary public offering (the "Secondary") for operating expenses.

Liquidity and Capital Resources

        The Company has financed its operations primarily through private and public sales of equity securities and the private placement of debt securities and, to a far lesser extent, through equipment lease financing. Through March 31, 1998 the Company has raised $9.3 million net of underwriting commissions and offering expenses from the Secondary, $9.0 million net of underwriting commissions and offering expenses from its initial public offering (the "IPO"), $3.8 million from the sale of convertible redeemable preferred stock, $3.6 million net of underwriting commissions and expenses from the sale of convertible preferred stock, and $6.7 million from the sale of debt securities. The convertible redeemable preferred stock and $2.5 million of the debt (together with accrued interest thereon) were converted to Common Stock at the closing of the IPO on November 1, 1994. $2.2 million of the debt securities (together with accrued interest thereon) was repaid from the proceeds of the IPO on November 1, 1994. The remaining $2.0 million of debt securities is currently outstanding. The Company had capital lease obligations of $11,000 as of March 31, 1998.

        The Company's net cash used in operating activities during the periods ended March 31, 1998 and 1997 was $1,672,000 and $1,092,000, respectively. The increase in cash used in operations was due primarily to one-time costs of the GSI arbitration and the 1998 debt financing, as well as to an increase in engineering activity. As of March 31, 1998, the Company had cash and short-term investments totaling $1.9 million. This compares with cash and short-term investments totaling $1.5 million at December 31, 1997. The increase in cash at March 31, 1998 was due to the private placement of debt securities in the first quarter of 1998, mostly offset by operating expenses during that period. As of March 31, 1998, the Company had working capital of $(0.6) million as compared to working capital of $1.0 million at December 31, 1997. The working capital reduction is primarily the result of the use of cash for operating activities.

        The Company has no material commitments for capital expenditures. However, the Company expects to incur substantial expense to complete the design of the commercial version of the Voxcam under the current program, conduct field tests of pre-production units of the Voxcam, perform the manufacturing engineering of the commercial Voxcam, and commence its production.

        The Company believes that available cash will be sufficient to meet the Company's operating expenses and capital requirements for calendar year 1998. However, the pace of the Company's product development and marketing activities in 1998 will depend in large part on the Company's cash position during the year. The cash position may be affected significantly by the Company's capital raising activities, as well as the outcome of the arbitration with GSI.

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

                           PART II - OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

               Exhibit 27: Financial Data Schedule.

        (b) Reports on Form 8-K:

               There were no reports on Form 8-K filed during the quarter ended March 31, 1998


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       VOXEL


Date:  April 24,  1998                 By: /S/ Allan M. Wolfe
                                           -------------------------------------
                                           Allan M. Wolfe, MD
                                           President and Chief Executive Officer



Date:  April 24,  1998                 By: /S/ Murray E. Rudin
                                           -------------------------------------
                                           Murray E. Rudin
                                           Chief Financial Officer and
                                           Principal Accounting Officer

                                 EXHIBIT INDEX
                                 -------------



EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule