Form 10-Q
period 1998-06-30
VOXEL
filed 2008-06-18
CIK 927472

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0 - 24836

                                      VOXEL
                 (Name of small business issuer in its charter)

               California                               33-0301060
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

         330 Clematis Street, Suite 217, West Palm Beach, Florida, 33401
               (Address of principal executive offices) (zip code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. [X} Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [X] NO [ ]

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,447,014 as of June 17, 2008

                                      VOXEL

                                TABLE OF CONTENTS


                                                                            Page

                                     Part I

Item 1.  Financial Statements..............................................    3

Item 2.  Management's Discussion and Analysis..............................    7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........   15

Item 4T. Controls and Procedures...........................................   15

                                     Part II

Item 1.  Legal Proceedings.................................................   16

Item 1A. Risk Factors......................................................   16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......   20

Item 3.  Default Upon Senior Securities....................................   20

Item 4.  Submission of Matters to a Vote of Security Holders...............   20

Item 5.  Controls and Procedures...........................................   20

Item 6.  Exhibits..........................................................   21

Signatures.................................................................   22


                                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

                                                    Voxel
                                                Balance Sheet


                                                                              June 30,         December 31,
                                                                           --------------     --------------
                                                                                1998               1997
                                                                           --------------     --------------
                                                                            (unaudited)
                                  ASSETS

Current assets
Cash                                                                       $            0     $    1,537,000
Prepaid expenses                                                                        0             40,000
                                                                           --------------     --------------
  Total current assets                                                                  0          1,577,000

Assets from discontinued operations held for sale:
Equipment, net                                                                    503,000            548,000
Other assets                                                                       63,000             65,000
                                                                           --------------     --------------
Total Assets                                                               $      566,000     $    2,190,000
                                                                           --------------     --------------

                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable-trade                                                     $      510,000     $      566,000
Settlement payable                                                              1,900,000              9,000
                                                                           --------------     --------------
  Total current liabilities                                                     2,410,000            575,000

Long term debt                                                                  2,128,000             94,000

Stockholders' Deficiency:
Common stock-15,000,000 authorized no par value
8,447,014 issued & outstanding (8,425,244 in 1997)                             29,525,000         29,496,000
Common stock subscriptions receivable                                             (30,000)           (30,000)
Accumulated Deficit                                                           (33,467,000)       (27,945,000)
                                                                           --------------     --------------
Total Stockholders' Deficiency                                                 (3,972,000)         1,521,000
                                                                           --------------     --------------
Total Liabilities & Stockholders' Deficiency                               $      566,000     $    2,190,000
                                                                           --------------     --------------


                             See notes to unaudited interim financial statements.


                                                                Voxel
                                                       Statement of Operations
                                                             (unaudited)


                                                                Three Months Ended June 30,         Six Months Ended June 30,
                                                             --------------------------------    --------------------------------
                                                                  1998              1997              1998              1997
                                                             --------------    --------------    --------------    --------------

Revenue                                                      $            0    $            0    $            0    $            0

Costs & Expenses:
  General & administrative                                                0                 0                 0                 0
  Interest                                                                0                 0                 0                 0
                                                             --------------    --------------    --------------    --------------
  Total Costs & Expenses                                                  0                 0                 0                 0
Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations                            0                 0                 0                 0

Discontinued operations:
Loss from discontinued operations (net of taxes)                 (3,802,000)       (1,435,000)       (5,522,000)       (2,588,000)
  excess of liabilities over fair value of assets
transferred to bankruptcy trustee                                         0                 0                 0                 0
                                                             --------------    --------------    --------------    --------------
Loss from discontinued operations                                (3,802,000)       (1,435,000)       (5,522,000)       (2,588,000)

Income taxes                                                              0                 0                 0                 0

                                                             --------------    --------------    --------------    --------------
Net Loss                                                        ($3,802,000)      ($1,435,000)      ($5,522,000)   $    2,588,000
                                                             --------------    --------------    --------------    --------------
Basic and diluted per share amounts:
Continuing operations                                                   Nil               Nil               Nil               Nil
Discontinued operations                                              ($0.45)           ($0.17)           ($0.65)           ($0.31)
                                                             --------------    --------------    --------------    --------------
Basic and diluted net loss                                           ($0.45)           ($0.17)           ($0.65)           ($0.31)
                                                             --------------    --------------    --------------    --------------

Weighted average shares outstanding (basic & diluted)             8,447,014         8,395,398         8,436,189         8,395,398
                                                             --------------    --------------    --------------    --------------


                                        See notes to unaudited interim financial statements.


                                                Voxel
                                       Statement of Cash Flows
                                             (unaudited)


                                                                       Six Months Ended June. 30,
                                                                   ---------------------------------
                                                                        1998               1997
                                                                   --------------     --------------
Cash flows from operating activities:
Net Loss                                                             ($5,522,000)        ($2,588,000)
Adjustments required to reconcile net loss
  to cash used in operating activities:
Amortization of deferred compensation                                       9,000             18,000
Non cash expenses & impairment  charges                                    45,000            101,000
(Increase) decrease in current assets                                      27,000             47,000
Increase (decrease) in accounts payable & accrued expenses              1,900,000            100,000
                                                                   --------------     --------------
Cash used by operating activities:                                     (3,541,000)        (2,322,000)
                                                                   --------------     --------------

Cash flows from investing activities:
Liquidation of investments                                                      0          4,212,000
Purchase of equipment                                                           0           (120,000)
                                                                   --------------     --------------
  Cash used in investing activities                                             0          4,092,000
                                                                   --------------     --------------

Cash flows from financing activities:
Proceeds from issuance of common stock                                     20,000                  0
Payments on capital lease obligation                                     (16,000)             (3,000)
Proceeds of long-term debt                                              2,000,000
                                                                   --------------     --------------
  Cash generated by financing activities                                2,004,000             (3,000)
                                                                   --------------     --------------

Change in cash                                                         (1,537,000)         1,767,000
Cash-beginning of period                                                1,537,000            807,000
                                                                   --------------     --------------
Cash-end of period                                                 $            0     $    2,574,000
                                                                   --------------     --------------


                         See notes to unaudited interim financial statements.

                                                  5

                                      VOXEL
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

We adopted "fresh-start" accounting as of August 4, 1998 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The results of the discontinued component have been reclassified from continuing operations.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 1997 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 1998 and 1997. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

"FRESH START" ACCOUNTING On August 3, 1998 all of the Company's assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of August 4, 1998 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

All results for periods subsequent to August 3, 1998 are referred to as those of the "Successor Company". The successor company had no transactions between August 3, 1998 and the end of the reporting period, December 31, 1998 and was inactive in years 1999-2007.

In accordance with SOP No. 90-7, the reorganized value of the Company was allocated to the Company's assets based on procedures specified by SFAS No. 141, "Business Combinations". Each liability existing at the plan sale date, other than deferred taxes, was stated at the present value of the amounts to be paid at appropriate market rates. It was determined that the Company's reorganization value computed immediately before August 4, 1998 was $0. The Company had been inactive since August 3, 1998. We adopted "fresh-start" accounting because holders of existing voting shares immediately before filing and confirmation received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post-petition liabilities and allowed claims.

The accounts of any former subsidiaries were not included and have not been carried forward.

2.    COURT PROCEEDINGS

ARBITRATION PROCEEDINGS: On May 8, 1998 an arbitration panel awarded General Scanning, Inc.(GSI) damages in the amount of $1,900,000. We are unable to reach an agreement as to a payment schedule.

BANKRUPTCY PROCEEDINGS: On June 1, 1998, the Registrant filed a voluntary Chapter 11 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Central District of California (case no. SA-98-17977-JB). On August 3, 1998 the case was converted to Chapter 7. As a result of the voluntary filing and subsequent conversion, all of our assets, properties and liabilities were transferred to a United States Trustee and we terminated all of our business operations. The Bankruptcy Trustee has disposed of substantially all of the Company's assets. The case was closed May 14, 2002.

RECENT COURT PROCEEDINGS: On April 3, 2007, the Superior Court approved an Order requiring a shareholder meeting be held. The court ordered meeting was held September 5, 2007

RESULTANT CHANGE IN CONTROL: In connection with the Order and subsequent shareholder meeting, Michael Anthony became our sole director and President on September 5, 2007.

3.    EARNINGS/LOSS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

      This quarterly report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-Q, whether as a result of new information, future events, changes in assumptions or otherwise.

      Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

      Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes.

History

      Voxel (the "Company") was incorporated in the State of California on April 15, 1988. The Company originally was authorized to issue one million (1,000,000) shares of no par value common stock, however in June, 1998, the authorized common stock was increased to ten million (10,000,000) shares.

      From its inception in 1988 through early 1998, the Company had been engaged in the design, development, and medical evaluation of a sophisticated system for producing and viewing volumetric holograms which will interface with existing medical scanning equipment and yield authentic three-dimensional images. The Company's Digital Holography System consisted of the Voxcam, an electro-optical instrument that holographically images CT and MR data on film; Voxboxes, light boxes to view the film; and Voxfilm, special silver halide film to record the hologram. On September 29, 1995, the Company received clearance from the United States Food and Drug Administration (the "FDA") to market all three elements of its Digital Holography System.

      On April 13, 1990 the Company adopted Amended and Restated Articles of Incorporation increasing the authorized common stock to twelve million (12,000,000) shares and authorizing two million (2,000,000) shares of preferred stock. In addition, 490,801 shares of preferred stock were designated as "Series A Preferred Stock" and 883,444 shares of preferred stock were designated as "Series B Preferred Stock". On August 2, 1991 the Company again adopted Amended and Restated Articles of Incorporation increasing the authorized common stock to fifteen million (15,000,000) shares and authorizing ten million (10,000,000) shares of preferred stock. In addition, the authorized shares of Series A Preferred Stock were increased to 492,904 shares and the authorized shares of the Series B Preferred Stock were increased to 6,322,291 shares. By further amendment on May 24, 1995 the total authorized Series B Preferred Stock was increased to 6,407,291.

      Both the Series A Preferred Stock and the Series B Preferred Stock were created to accommodate financing for the Company's research and development expenses at that time. In particular, the Company raised $3,799,000 from the sale of convertible redeemable Series A and Series B Preferred Stock. Both the Series A and Series B Preferred Stock were converted to Common Stock at the closing of the Company's initial public offering on November 1, 1994.

      On June 24, 1994, in anticipation of completing an initial public offering, the Company enacted a reverse split of 1 for 5.145346. On November 1, 1994, the Company completed an initial public offering and its shares began to trade on the Nasdaq SmallCap Market. On December 28, 1995, in need of additional financing to continue to funds its research and development expenses and efforts to get a product to market, the Company designated 4,000,000 shares of preferred stock as Series C Preferred Stock. The Series C Preferred Stock was issued in a private financing transaction in exchange for $3,600,000. All of the Series C Preferred Stock was converted to Common Stock by May 15, 1996.

      Despite years of effort and substantial expenditure, the Company was unable to bring a product to market or to generate any revenues. In February, 1997 the Company became involved in an arbitrated legal proceeding with a former Vendor, General Scanning, Inc. ("GSI"). The arbitration arose under the Development Agreement executed by the parties in August 1994. The Company believed that the efforts made by, and limited results achieved by, GSI between the signing of the Development Agreement and the commencement of arbitration constituted a breach of GSI's obligations. GSI disputed our assertions and alleged that Voxel had breached the Development Agreement by failing to allow GSI to continue the program.

      On May 8, 1998 an arbitration panel awarded GSI damages in the amount of $1,900,000. As a result of the arbitration award on June 1, 1998, the Company filed for chapter 11 bankruptcy protection under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California (case no. SA98-17977-JB). On August 3, 1998, the case was converted to a chapter 7 proceeding.

      As a result of the bankruptcy filing, all of our properties were transferred to a United States Trustee and we terminated all of our business operations. The Bankruptcy Trustee disposed of substantially all our assets for $3.15 million dollars and settled a litigation matter on our behalf bringing us $1,500,000. As a result of the efforts of the Bankruptcy Trustee, the Company settled with all general unsecured creditors for 59.8% of the value of their claims. On May 14, 2002 the Chapter 7 bankruptcy was closed by the U.S. Bankruptcy Court District of California.

      As a consequence of the Company's inability to maintain listing requirements, the Company was delisted by NASDAQ on September 1, 1998.

      For at least the past approximate ten years, the Company has not engaged in any business operations, and has not filed the annual or quarterly reports required by the Securities and Exchange Commission since the quarter ended March 31, 1998. In addition, on or about March 5, 2002 the California Secretary of State suspended the Company's corporate charter. Accordingly, the Company had abandoned its business.

      On April 3, 2007, in its Court Order, the Superior Court of the State of California, County of Sacramento granted the application of Corporate Services International, Inc. to hold a shareholder's meeting for the purpose of electing a new board of directors. Mr. Michael Anthony is the sole officer, director and shareholder of Corporate Services International.

      In accordance with the Order and in furtherance of the purposes thereof, on July 30, 2007 Corporate Services International mailed, or caused to be mailed, a notice of meeting and proxy card to the shareholders of record setting a meeting which was held on September 5, 2007. The notice of meeting and proxy card requested that the shareholders vote on the appointment of Michael Anthony as sole Director.

      At the meeting of shareholders on September 5, 2007, Michael Anthony was elected the sole director by those shareholders that attended either in person or by proxy. Immediately following the shareholder meeting, at a meeting of the Board of Directors, Michael Anthony was appointed President, Secretary and Chief Financial Officer.

      On September 12, 2007, Voxel adopted Amended and Restated Bylaws. On October 31, 2007 the Board of Directors adopted resolutions reducing the authorized Series C Preferred Stock (of which none were issued and outstanding) to zero and creating a class of Series B Preferred Stock comprised of 10,000,000 shares. Each share of Series B Preferred Stock entitles the holder thereof to preferred dividends at the annual rate of eight cents ($.08), ten (10) votes on all matters put to a vote of stockholders, the right to convert each share into ten (10) shares of common stock and a liquidation preference of $1.00 per share. The Company filed amendments to the articles of incorporation to reflect these capital changes on November 16, 2007 and December 12, 2007 respectively.

      On November 1, 2007 Corporate Services International agreed to contribute a total of $25,000 as paid in capital to Voxel in exchange for 10,000,000 shares of Series B Preferred Stock. The entire $25,000 was paid to Voxel on May 14, 2008. Voxel is to use these funds to pay the costs and expenses necessary to revive its business as described below under the heading "Current Business Plan". Such expenses include, without limitation, fees to reinstate the Company's corporate charter with the State of California; payment of all past due franchise taxes; settling all past due accounts with the Company's transfer agent; accounting and legal fees; costs associated with bringing the Company current with its filings with the Securities and Exchange Commission, etc.

      Corporate Services International, Inc. is a private services corporation for which Michael Anthony is the sole shareholder, officer and director.

      In addition, from April, 2007 through April, 2008 Corporate Services International lent Voxel $31,395 which funds were used to pay ongoing administrative expenses, including the costs associated with calling and holding the shareholders' meeting.

Current Business Plan

      Voxel is a shell company in that it has no or nominal operations and either no or nominal assets. At this time, Voxel's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

      Voxel's common stock has been subject to quotation on the pink sheets. There is not currently an active trading market in the Company's shares nor do we believe that any active trading market has existed for several years. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

      Management has substantial flexibility in identifying and selecting a prospective new business opportunity. Voxel would not be obligated nor does management intend to seek pre-approval by our shareholders.

      Voxel may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. Voxel may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

      Voxel intends to promote itself privately. The Company has not yet begun such promotional activities. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

      Voxel has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. On December 31, 2007 Voxel had a cash balance of $0. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's or 10KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. The officer and director of Voxel has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

      The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and director of the Company with such outside assistance as he may deem appropriate. Management intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company's officer and director. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition and acceptance of products, services, or trades; name identification; and other relevant factors. Management of Voxel expects to meet personally with management and key personnel of the business opportunity as part of the investigation. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements are not available.

      The foregoing criteria are not intended to be exhaustive and there may be other criteria that management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, management may be expected to conduct a due diligence review.

      The Officer of Voxel has limited, but some, experience in managing companies similar to our Company and shall mainly rely upon his own efforts, in accomplishing our business purposes. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

      The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, Voxel does not intend to obtain funds in one or more private placements or public offerings to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

      The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, cannot be ascertained with any degree of certainty.

      Management intends to devote such time as it deems necessary to carry out the Company's affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our management will actually devote to our plan of operation.

      Voxel intends to conduct its activities so as to avoid being classified as an "Investment Company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

      As of June 17, 2008, Voxel is not in negotiations with, nor does it have any agreements with any potential merger candidate.

Acquisition of Opportunities

      Management owns 10,000,000 shares of Series B Preferred Stock representing 100% of the Series B Preferred Stock. Each share of Series B Preferred Stock entitles the holder to ten (10) votes on any matter submitted to a vote. On June 17, 2008 the total outstanding common stock was 8,447,014. Accordingly, management effectively controls a vote of 92.21% of the total issued and outstanding capital shares of Voxel. As a result, management will have substantial flexibility in identifying and selecting a prospective new business opportunity. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

      It is anticipated that any securities issued in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition.

      With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

      Voxel will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

      Voxel does not intend to provide its security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

Conflicts of Interest

      Our management is not required to commit his full time to our affairs. As a result, pursuing new business opportunities may require a greater period of time than if he would devote his full time to our affairs. Management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of Voxel. Management is currently an officer and director of Econometrics, Inc. and The Jockey Club, Inc., companies substantially similar to Voxel. Management has not identified and is not currently negotiating with a new business opportunity for us. Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a California corporation are required to present certain business opportunities to such corporation. As management has multiple business affiliations, he may have similar legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. However, management will act in what he believes will be in the best interests of the shareholders of Voxel and other respective public companies. Voxel shall not enter into a transaction with a target business that is affiliated with management.

COMPETITION

      Voxel will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of Voxel's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors

GOVERNMENT REGULATIONS

      As a registered corporation, Voxel is subject to the reporting requirements of the Securities Exchange Act of 1934 (the "34 Act") which includes the preparation and filing of periodic, quarterly and annual reports on Forms 8K, 10Q and 10K. The 34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act.

Voxel is a Blank Check Company

      At present, Voxel is a development stage company with no revenues and has no specific business plan or purpose. Voxel's business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, Voxel is a blank check company and any offerings of our securities needs to comply with Rule 419 under the Act. Voxel has no current plans to engage in any such offerings.

Voxel's Common Stock is a Penny Stock

      Voxel's common stock is a "penny stock," as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of Voxel is subject to the penny stock rules, it may be more difficult to sell our common stock.

EMPLOYEES

      Voxel currently has no employees. The business of the Company will be managed by its sole officer and director and such officers or directors which may join the Company in the future, who may become employees of the Company. The Company does not anticipate a need to engage any fulltime employees at this time.

OVERVIEW

      Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At December 31, 2007 we had no cash assets. At December 31, 2007 the Company had current liabilities of $51,395. However, at May 15, 2008 the Company had cash assets of $25,000.

      We have had no revenues in either the year end December 31, 2007 or 2006. Our operating expenses for the year end December 31, 2006 were $0 and for the year end December 31, 2007 were $69,395, comprised of general and administrative expenses. Accordingly, we had a net loss of $0 and a net loss per share of $Nil for the year end December 31, 2006 and a net loss of $69,395 and a net loss per share of $Nil for the year end December 31, 2007.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

      On May 14, 2008, we received $25,000 through the sale of a total of 10,000,000 shares of Series B Preferred Stock to Corporate Services International, Inc. an entity owned and controlled by our officer and director, Michael Anthony. In addition to the $25,000 capital investment, Corporate Services International, has loaned the Company a total of $31,395 as of the date of this Registration Statement. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of December 31, 2007 the Company had current liabilities of $51,395. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

      Through the date of this Registration Statement management related parties have made a capital investment of $25,000 into the Company and have loaned the Company an additional $31,395 for ongoing expenses.

      The Board of Directors of the Company has determined that the best course of action for the Company is to complete a business combination with an existing business. The Company has limited liquidity or capital resources. As of December 31, 2007, the Company had a cash balance of $0, however as of May 14, 2008, the Company has a cash balance of $25,000. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the Securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

      The principal stockholder provided, without cost to the Company, his services, valued at $2,000 per month through December 31, 2007, which totaled $16,000 for the twelve month period ended December 31, 2007. The principal stockholder also provided, without cost to the Company, office space valued at $250 per month, which totaled $2,000 for the twelve month period ended December 31, 2007. The total of these expenses was $18,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

      Voxel currently plans to satisfy its cash requirements for the next 12 months though it's current cash and by borrowing from its officer and director or companies affiliated with its officer and director and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated entities. Voxel currently expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes. The Company may explore alternative financing sources, although it currently has not done so.

      Voxel will use its limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, the shareholders will experience a dilution in their ownership interest in the Company. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

      In connection with the plan to seek new business opportunities and/or effecting a business combination, the Company may determine to seek to raise funds from the sale of restricted stock or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

      There are no limitations in the certificate of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. The Company's limited resources and lack of recent operating history may make it difficult to borrow funds or raise capital. Such inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination may have a material adverse effect on the Company's financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

      The Company currently has no plans to conduct any research and development or to purchase or sell any significant equipment. The Company does not expect to hire any employees during the next 12 months. The Company does not have any contractual obligations.

OFF BALANCE SHEET ARRANGEMENTS

      None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to Voxel as a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

      It is the responsibility of the chief executive officer and chief financial officer of Voxel to establish and maintain a system for internal controls over financial reporting such that Voxel properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 1998, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

      This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

                           PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

      On May 8, 1998 an arbitration panel awarded GSI damages in the amount of $1,900,000. As a result of the arbitration award on June 1, 1998, the Company filed for chapter 11 bankruptcy protection under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California (case no. SA98-17977-JB). On August 3, 1998, the case was converted to a chapter 7 proceeding.

      As a result of the filing, all of our properties were transferred to a United States Trustee and we terminated all of our business operations. The Bankruptcy Trustee disposed of substantially all our assets for $3.15 million dollars and settled a litigation matter on our behalf bringing us $1,500,000. As a result of the efforts of the Bankruptcy Trustee, the Company settled with all general unsecured creditors for 59.8%. On May 14, 2002 the Chapter 7 bankruptcy was closed by the U.S. Bankruptcy Court District of California.

      On April 3, 2007, in its Court Order, the Superior Court of the State of California, County of Sacramento granted the application of Corporate Services International, Inc. to hold a shareholder's meeting for the purpose of electing a new board of directors. Mr. Michael Anthony is the sole officer, director and shareholder of Corporate Services International.

      In accordance with the Order and in furtherance of the purposes thereof, on July 27, 2007 Corporate Services International mailed, or caused to be mailed, a notice of meeting and proxy card to the shareholders of record setting a meeting which was held on September 5, 2007. The notice of meeting and proxy card requested that the shareholders vote on the appointment of Michael Anthony as sole Director.

      At the meeting of shareholders on September 5, 2007, Michael Anthony was elected the sole director by those shareholders that attended either in person or by proxy. Immediately following the shareholder meeting, at a meeting of the Board of Directors, Michael Anthony was appointed President, Secretary and Chief Financial Officer.

      Voxel's officer and director is not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

ITEM 1A: RISK FACTORS

FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the market in which we operate, our beliefs and our management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects", "anticipates", "targets", "goals", "projects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.

DEPENDENCE ON KEY PERSONNEL

      Voxel is dependent upon the continued services of its sole officer and director, Michael Anthony. To the extent that his services become unavailable, Voxel will be required to obtain other qualified personnel and there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms.

LIMITED RESOURCES; NO PRESENT SOURCE OF REVENUES

      At present, our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no operating income, revenues or cash flow from operations. Our management is providing us with funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs, including professional accounting fees, and continuing to be a reporting company under the Exchange Act. We have no written agreement with our management to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business, of which there can be no assurance.

BROAD DISCRETION OF MANAGEMENT

      Any person who invests in our securities will do so without an opportunity to evaluate the specific merits or risks of any potential new prospective business in which we may engage. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection with the selection of a prospective business. There can be no assurance that determinations made by our management will permit us to achieve our business objectives.

ABSENCE OF SUBSTANTIVE DISCLOSURE RELATING TO PROSPECTIVE BUSINESS

      As of the date of the filing of this Form 10-K, we have not yet identified any prospective business or industry in which we may seek to become involved and at present we have no information concerning any prospective business. There can be no assurance that any prospective business opportunity will benefit shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

THERE IS NO ACTIVE MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED

      There is currently no active trading market in our shares. There can be no assurance that there will be an active trading market for our securities following commencement of a new business. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

UNSPECIFIED INDUSTRY FOR NEW PROSPECTIVE BUSINESS OPPORTUNITIES; UNASCERTAINABLE RISKS

      There is no basis for shareholders to evaluate the possible merits or risks of potential new business opportunities or the particular industry in which we may ultimately operate. To the extent that we effect a business combination with a financially unstable entity or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, we will become subject to numerous risks inherent in the business and operations of that financially unstable company. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high degree of risk, we will become subject to the currently unascertainable risks of that industry. A high level of risk frequently characterizes certain industries that experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events may not alter the risks that we perceive at the time of the consummation of any new business opportunity.

CONFLICTS OF INTEREST

      Our management is not required to commit his full time to our affairs. There may be a conflict of interest in allocating his time in the event that management engages in similar business efforts for other entities. Our management will devote such time, in his sole discretion, to conduct our business, including the evaluation of potential new business opportunities. As a result, the amount of time devoted to our business and affairs may vary significantly depending upon whether we have identified a new prospective business opportunity or are engaged in active negotiations related to a new business. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. However, management will act in what they believe will be in the best interests of the shareholders of Voxel and other respective public companies. Voxel shall not enter into a transaction with a target business that is affiliated with management.

COMPETITION

      Voxel expects to encounter intense competition from other entities seeking to pursue new business opportunities. Many of these entities are well-established and have extensive experience in identifying new prospective business opportunities. Many of these competitors possess greater financial, technical, human and other resources than we do and there can be no assurance that we will have the ability to compete successfully. Based upon our limited financial and personnel resources, we may lack the resources as compared to those of many of our potential competitors.

ADDITIONAL FINANCING REQUIREMENTS

      Voxel has no revenues and is dependent upon the willingness of management to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. As of December, 2007 Voxel has paid approximately $69,395 for general and administrative expenses, including accounting fees, reinstatement fees, and other professional fees related to the preparation and filing of this Form 10-K and the numerous Form 10-K's and Form 10-Q's necessary to bring the Company current with its filing obligations under the Exchange Act. We may not generate any revenues unless and until the commencement of new business operations. We believe that management or an affiliate of management will continue to provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. In the event that our available funds from our management and affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

STATE BLUE SKY REGISTRATION; POTENTIAL LIMITATIONS ON RESALE OF THE SECURITIES

      The holders of our shares of common stock and those persons who desire to purchase our stock in any trading market that might develop, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for Voxel's securities to be a limited one.

      It is the present intention of Voxel's management, after the commencement of new business operations, to seek coverage and publication of information regarding our Company in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Company issuing the security has a listing for that security in a securities manual recognized by the state. The listing entry must contain (1) the names of issuer's officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

      Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

DIVIDENDS UNLIKELY

      We do not expect to pay dividends for the foreseeable future because we have no revenues. The payment of dividends will be contingent upon our future revenues and earnings, if any, capital requirements and overall financial condition. The payment of any future dividends will be within the discretion of our board of directors. It is our expectation that after the commencement of new business operations that future management will determine to retain any earnings for use in business operations and accordingly, we do not anticipate declaring any dividends in the foreseeable future.

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES

      Our Articles of Incorporation, as amended, authorize the issuance of 15,000,000 shares of common stock, no par value. As of June 17, 2008, we have 8,447,014 shares issued and outstanding. We may conduct a reverse stock split or issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

COMPLIANCE WITH PENNY STOCK RULES

      Our securities will be considered a "penny stock" as defined in the Exchange Act and the rules thereunder, unless the price of our shares of common stock is at least $5.00. We expect that our share price will be less than $5.00. Unless our common stock is otherwise excluded from the definition of "penny stock", the penny stock rules apply. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements could limit the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

GENERAL ECONOMIC RISKS

      Voxel's current and future business plans are dependent, in large part, on the state of the general economy. Adverse changes in economic conditions may adversely affect our plan of operation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following is a list of unregistered securities sold by the Company within the last three years including the date sold, the title of the securities, the amount sold, the identity of the person who purchased the securities, the price or other consideration paid for the securities, and the section of the Securities Act of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

      On November 1, 2007 Corporate Services International agreed to contribute a total of $25,000 as paid in capital to Voxel in exchange for 10,000,000 shares of Series B Preferred Stock. The entire $25,000 was paid on May 14, 2008. Each share of Series B Preferred Stock entitles the holder thereof to preferred dividends at the annual rate of eight cents ($.08), ten (10) votes on all matters put to a vote of stockholders, the right to convert each share into ten
(10) shares of common stock and a liquidation preference of $1.00 per share.

      Voxel is to use the proceeds to pay the costs and expenses necessary to revive its business as described under the heading "Current Business Plan". Such expenses include, without limitation, fees to reinstate the Company's corporate charter with the State of California; payment of all past due franchise taxes; settling all past due accounts with the Company's transfer agent; accounting and legal fees; costs associated with bringing the Company current with its filings with the Securities and Exchange Commission, etc.

      Corporate Services International, Inc. is a private services corporation for which Michael Anthony is the sole shareholder, officer and director.

      The Company believes that the issuance and sale of the restricted shares was exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. An appropriate restrictive legend is affixed to the stock certificates issued in such transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 27, 2007 we mailed, or caused to be mailed, a notice of meeting and proxy card to the shareholders of record setting a meeting which was held on September 5, 2007. The notice of meeting and proxy card requested that the shareholders vote on the appointment of Michael Anthony as sole Director. At the meeting of shareholders on September 5, 2007, Michael Anthony was elected the sole director by those shareholders that attended either in person or by proxy. The total votes in favor of Mr. Anthony's election were 450,361; those against were 7,934; and those abstaining were 13,925.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS

EXHIBITS

NUMBER                         DESCRIPTION
------                         -----------


3.1.1      Articles of Incorporation of Voxel dated April 15, 1988*

3.1.2      Certificate of Amendment to Articles of Incorporation dated June 6,
           1988*

3.1.3      Amended and Restated Articles of Incorporation dated April 13, 1990*

3.1.4      Amended and Restated Articles of Incorporation dated August 2, 1991*

3.1.5      Certificate of Amendment of Articles of Incorporated dated May 24,
           1993*

3.1.6      Certificate of Amendment of Articles of Incorporated dated June 24,
           1994*

3.1.7 Certificate of Amendment of Articles of Incorporation dated December 22, 1995*

3.2        By-laws*

4.1.1 Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series C Preferred Stock dated December 29, 1995*

4.1.2 Amended Officers Certificate Decreasing Authorized Series C Preferred Stock dated November 16, 2007*

4.1.3 Certificate of Determination of Preferences and Rights of Series B Preferred Stock dated December 12, 2007*

* Filed with the Company's Form 10-K for the period ended December 31, 1998.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 17, 2008                 VOXEL


                                    By: /s/ Michael Anthony
                                        ----------------------------------------
                                        Name: Michael Anthony
                                        Title: Chief Executive Officer