Form 10-Q
period 1998-09-30
VOXEL
filed 2008-06-18
CIK 927472

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: September 30, 1998

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

                                      VOXEL

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

                                     Part I

Item 1.  Financial Statements............................................... 3

Item 2.  Management's Discussion and Analysis...............................  8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......... 16

Item 4T. Controls and Procedures............................................ 16

                                     Part II

Item 1.  Legal Proceedings.................................................. 17

Item 1A. Risk Factors....................................................... 18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........ 21

Item 3.  Default Upon Senior Securities..................................... 22

Item 4.  Submission of Matters to a Vote of Security Holders................ 22

Item 5.  Controls and Procedures............................................ 22

Item 6.  Exhibits........................................................... 22


Signatures.................................................................. 23


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                                                Voxel
                                            Balance Sheet
                                         (Successor Company)


                                                                        September 30,   December 31,
-----------------------------------------------------------------------------------------------------
                                                                             1998          1997
-----------------------------------------------------------------------------------------------------
                                                                        (unaudited)

                              ASSETS
Current assets
Cash                                                                    $          0     $  1,537,000
Prepaid expenses                                                                   0           40,000
                                                                        -----------------------------
  Total current assets                                                             0        1,577,000

Assets from discontinued operations held for sale:
Equipment, net                                                                     0          548,000
Other assets                                                                       0           65,000

-----------------------------------------------------------------------------------------------------
Total Assets                                                            $          0     $  2,190,000
-----------------------------------------------------------------------------------------------------

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade                                                  $          0     $    566,000
Current portion of long term debt                                                  0            9,000
                                                                        -----------------------------
 Total current liabilities                                                         0          575,000

Long term debt                                                                     0           94,000

Stockholders' Equity:
Common stock-15,000,000 authorized no par value
  8,447,014 issued & outstanding (8,425,244 in 1997)                               0       29,496,000
Common stock subscriptions receivable                                              0          (30,000)
Retained Earnings                                                                  0      (27,945,000)
                                                                        -----------------------------
Total Stockholders' Equity                                                         0        1,521,000

-----------------------------------------------------------------------------------------------------
Total Liabilities & Stockholders' Equity                                $          0     $  2,190,000
-----------------------------------------------------------------------------------------------------

See notes to unaudited interim financial statements.



                                                               Voxel
                                                      Statement of Operations
                                                            (unaudited)
                                                        (Successor Company)


                                                                     Three Months Ended Sept. 30       Nine Months Ended Sept. 30
                                                                     ----------------------------     -----------------------------
                                                                         1998            1997             1998            1997
                                                                     ----------------------------     -----------------------------


Revenue                                                              $         0     $         0      $         0      $         0
Costs & Expenses:
  General & administrative                                                     0               0                0                0
  Interest                                                                     0               0                0                0
                                                                     ----------------------------     -----------------------------
  Total Costs & Expenses                                                       0               0                0                0

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations                                 0               0                0                0
Discontinued operations:
  Loss from discontinued operations (net of taxes)                             0      (1,385,000)      (5,522,000)      (3,973,000)
  Excess of liabilities over fair value of assets transferred
    to bankruptcy trustee                                              3,972,000               0        3,972,000                0
                                                                     ----------------------------     -----------------------------
Loss from discontinued operations                                      3,972,000      (1,385,000)      (1,550,000)      (3,973,000)

Income taxes                                                                   0               0                0                0
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                           $ 3,972,000     ($1,385,000)     ($1,550,000)     $ 3,973,000
-----------------------------------------------------------------------------------------------------------------------------------
Basic and diluted per share amounts:
Continuing operations                                                        Nil             Nil              Nil              Nil
Discontinued operations                                              $      0.47     ($     0.16)     ($     0.18)     ($     0.47)
-----------------------------------------------------------------------------------------------------------------------------------
Basic and diluted net loss                                           $      0.47     ($     0.16)     ($     0.18)     ($     0.47)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)                  8,447,014       8,416,781        8,439,837        8,402,604
-----------------------------------------------------------------------------------------------------------------------------------

See notes to unaudited interim financial statements.


                                               Voxel
                                      Statement of Cash Flows
                                            (unaudited)
                                        (Successor Company)


                                                                      Nine Months Ended Sept. 30,
                                                                     -----------------------------
                                                                          1998             1997
                                                                     ------------     ------------

Cash flows from operating activities:
Net Loss                                                             ($1,550,000)     ($3,973,000)
Adjustments required to reconcile net loss
  to cash used in operating activities:
Amortization of deferred compensation                                      9,000           27,000
Non cash expenses & impairment  charges                                        0          154,000
(Increase) decrease in current assets                                          0           73,000
Increase (decrease) in accounts payable & accrued expenses                     0          223,000
--------------------------------------------------------------------------------------------------
  Cash used by operating activities:                                  (1,541,000)      (3,496,000)
--------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Liquidation of investments                                                     0        3,947,000
Purchase of equipment                                                          0         (183,000)
--------------------------------------------------------------------------------------------------
  Cash used in investing activities                                            0        3,764,000
--------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from issuance of common stock                                    20,000           40,000
Payments on capital lease obligation                                     (16,000)          (5,000)
--------------------------------------------------------------------------------------------------
  Cash generated by financing activities                                   4,000           35,000
--------------------------------------------------------------------------------------------------

Change in cash                                                        (1,537,000)         303,000
Cash-beginning of period                                               1,537,000          807,000
--------------------------------------------------------------------------------------------------
Cash-end of period                                                   $         0      $ 1,110,000
--------------------------------------------------------------------------------------------------

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 1998 and 1997. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.


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

3.      EARNINGS/LOSS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

History
-------

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

Current Business Plan
---------------------

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

Acquisition of Opportunities
----------------------------

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

Conflicts of Interest
---------------------

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

Voxel is a Blank Check Company
------------------------------

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


Voxel's Common Stock is a Penny Stock
-------------------------------------

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

ITEM 4T.  CONTROLS AND PROCEDURES

         It is the responsibility of the chief executive officer and chief financial officer of Voxel to establish and maintain a system for internal controls over financial reporting such that Voxel properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 1998, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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


Date:  June 17, 2008                          VOXEL


                                              By: /s/ Michael Anthony
                                                  ------------------------------
                                                  Name: Michael Anthony
                                                  Title: Chief Executive Officer