Form 10-K
period 1998-12-31
VOXEL
filed 2008-06-18
CIK 927472

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1998

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

Registrant's telephone number, including area code - (800) 341-2684

Securities registered under Section 12 (b) of the Exchange Act:  NONE

Securities registered under to Section 12 (g) of the Exchange Act:

                           Common Stock, No Par Value
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. [X} Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [X] NO [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal year. $4,223 (8,447,014 shares at $.0005).

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,447,014 as of June 17, 2008

                    DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                      VOXEL

                                TABLE OF CONTENTS


                                                                            Page
                                     Part I
Item 1.  Business..........................................................    1

Item 1A. Risk Factors......................................................    6

Item 2.  Properties........................................................    9

Item 3.  Legal Proceedings.................................................   10

Item 4.  Submission of Matters to a Vote of Security Holders...............   10

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities...............   11

Item 6.  Selected Financial Data...........................................   13

Item 7.  Management's Discussion and Analysis..............................   13

Item 8.  Financial Statements and Supplementary Data.......................   14

Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure..........................   24

Item 9A(T).  Controls and Procedures.......................................   24

Item 9B.  Other Information................................................   24

                                    Part III

Item 10.  Directors, Executive Officers, and Corporate Governance..........   25

Item 11.  Executive Compensation...........................................   26

Item 12.  Security Ownership of Certain Beneficial Owners
            and Management.................................................   26

Item 13.  Certain Relationships and Related Transactions...................   27

Item 14.  Principal Accountant fees and services...........................   27

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules. ........................   28

Signatures.................................................................   28

                                     PART I

ITEM 1.  BUSINESS

      This annual report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.

      Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-K to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

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

Competition
-----------

      Voxel will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of Voxel's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors

Government Regulations
----------------------

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

Employees
---------

      Voxel currently has no employees. The business of the Company will be managed by its sole officer and director and such officers or directors which may join the Company in the future, who may become employees of the Company. The Company does not anticipate a need to engage any fulltime employees at this time.


ITEM 1A:  RISK FACTORS

FORWARD-LOOKING STATEMENTS

      This annual report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the market in which we operate, our beliefs and our management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects", "anticipates", "targets", "goals", "projects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.

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



ITEM 2.  PROPERTIES

      Voxel shares office space with its officer and director at 330 Clematis Street, Suite 217, West Palm Beach, Florida 33401. The Company does not have a lease and the Company pays no rent for the leased space. The Company does not own any properties nor does it lease any other properties. The Company does not believe it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations as described herein.

ITEM 3.  LEGAL PROCEEDINGS

      On May 8, 1998 an arbitration panel entered a judgment against Voxel and in favor of GSI in the amount of $1,900,000. As a result of the arbitration judgment on June 1, 1998, the Company filed for chapter 11 bankruptcy protection under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California (case no. SA98-17977-JB). On August 3, 1998, the case was converted to a chapter 7 proceeding.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's Common Stock traded on The Nasdaq SmallCap Market(SM) tier of The Nasdaq Stock Market(SM) under the symbols: VOXL, VOXLW, and VOXLU, respectively, from the time the Company's initial public offering closed on November 1, 1994 through September 1, 1998 when the Company was delisted by NASDAQ. Since that time the Company's common stock has traded on the over the counter pink sheets market under the symbol VOXQ. Such trading of our common stock is limited and sporadic. To the best knowledge of the Company, there has been no active trading activity for approximately the past two years.

      According to records of the Company's transfer agent, the Company had approximately 327 holders of Common Stock of record as of June 17, 2008. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. The following table sets forth the high and the low sale prices of the Company's equity securities during the fiscal quarters in the years ended December 31, 1997 and 1998. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

         1997                                            HIGH      LOW


        First Quarter.................................  $ 3.94    $ 2.38
        Second Quarter................................  $ 3.50    $ 1.38
        Third Quarter.................................  $ 6.00    $ 2.75
        Fourth Quarter................................  $ 8.44    $ 4.94


         1998

        First Quarter................................. $ 1.60    $ 0.40
        Second Quarter................................ $ 1.15    $ 0.10
        Third Quarter................................. $ 0.15    $ 0.10
        Fourth Quarter................................ $ 0.10    $ 0.10

      At the time of filing of this Form 10-K, there is no common stock that is subject to outstanding options or warrants to purchase or securities convertible into, common equity of the Company.

      It is the position of the Securities and Exchange Commission, in a No Action Letter to OTC Compliance at the NASD, dated January 21, 2000, that Rule 144 is not available for resale transactions involving securities sold by promoters and affiliates of a blank check company, and their transferees, and anyone else who has been issued securities from a blank check company, and that securities issued by a blank check company to promoters and affiliates, and their transferees, can only be resold through registration under the Act. Promoters and affiliates of a blank check company will be considered underwriters under the Securities Act when reselling the securities of a blank check company. At present, the Company is a development stage company with no revenues and has no specific business plan or purpose. The Company's business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is a blank check company.

      Effective February 15, 2008, the Securities and Exchange Commission codified this position in new Rule 144(i). Rule 144(i) provides that the safe harbor found in Rule 144 is not available for the resale of securities initially issued by an issuer that has no or nominal operations and no or nominal assets or assets consisting solely of cash or cash equivalents or any amount of assets consisting of cash or cash equivalents and nominal other assets. In accordance with Rule 144(i), Rule 144 is not available for the re-sale of our securities initially issued while we were a shell company.

      At the time of filing of this Form 10-K, there are no shares of common stock that would not be able to rely on the Rule 144 safe harbor to support a re-sale exemption under Rule 4(1).

      The ability of individual shareholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.

      Voxel is not and is not proposing to publicly offer any securities at this time.

      From time-to-time the Company may grant options or warrants, or promise registration rights to certain shareholders. The Company has no control over the number of shares of its common stock that its shareholders sell. The price of the Company's stock may be adversely affected if large amounts are sold in a short period.

      The Company's shares most likely will be subject to the provisions of
Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that term is used in Rule 3a51-1 of the Exchange Act.

      The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the SEC. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse), are subject to additional sales practice requirements.

      For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

Dividends
---------

      The Company has not declared any dividends for at least ten years and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. Our Series B Preferred Stock has a preferred dividend of $.08, which dividend would need to be paid prior to the payment of a dividend on our Common Stock, when and if our board of directors declared a dividend. Other than the rights of our Series B Preferred Stock, there are no restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

Equity Compensation Plans
-------------------------

      We have no equity compensation plans.

Recent Sales of Unregistered Securities
---------------------------------------

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

ITEM 6.  SELECTED FINANCIAL DATA

      This Item is not applicable to Voxel as it is a smaller reporting company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

OVERVIEW

      Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At December 31, 2007 we had no cash assets. At December 31, 2007 the Company had current liabilities of $51,395. However, at May 14, 2008 the Company had cash assets of $25,000.

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

OFF BALANCE SHEET ARRANGEMENTS

      None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                MICHAEL F. CRONIN
                           CERTIFIED PUBLIC ACCOUNTANT
                                ORLANDO, FL 32708



Board of Directors and Shareholders
Voxel (as Successor Company)
West Palm Beach, Florida

I have audited the accompanying balance sheets of Voxel (Successor Company) as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the year then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits. The financial statements of Voxel as of December 31, 1997 were audited by other auditors whose report thereon, dated February 13, 1998, expressed an unqualified opinion.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (UNITED STATES). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Voxel (Successor Company) as of December 31, 1998 and the results of its operations, its cash flows and changes in stockholders' equity for the year then ended in conformity with accounting principles generally accepted in the United States.


June 11, 2008


/s/ Michael F. Cronin
------------------------------
Michael F. Cronin
Certified Public Accountant

                                         Voxel
                                     Balance Sheet
                                  (Successor Company)
                                                                  December 31,
                                                          ---------------------------
                                                              1998           1997
                                                          ------------   ------------
                                                                  (predecessor)

                                  ASSETS
Current assets
Cash                                                      $          0   $  1,537,000
Prepaid expenses                                                     0         40,000
                                                          ------------   ------------
     Total current assets                                            0      1,577,000

Assets from discontinued operations held for sale:
Equipment, net                                                       0        548,000
Other assets                                                         0         65,000
                                                          ------------   ------------
Total Assets                                              $          0   $  2,190,000
                                                          ============   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade                                    $          0   $    566,000
Current portion of long term debt                                    0          9,000
                                                          ------------   ------------
     Total current liabilities                                       0        575,000

Long term debt                                                       0         94,000

Stockholders' Equity:
Common stock-15,000,000 authorized no par value
  8,447,014 issued & outstanding (8,425,244 in 1997)                 0     29,496,000
Additional paid-in capital                                           0              0
Common stock subscriptions receivable                                0        (30,000)
Retained Earnings                                                    0    (27,945,000)
                                                          ------------   ------------
Total Stockholders' Equity                                           0      1,521,000
                                                          ------------   ------------

Total Liabilities & Stockholders' Equity                  $          0   $  2,190,000
                                                          ============   ============


See Summary of Significant Accounting Policies and Notes to Financial Statements.




                                              Voxel
                                     Statement of Operations
                                       (Successor Company)
                                    Years Ended December 31,

                                                                        1998            1997
                                                                     -----------    -----------


Revenue                                                              $         0    $         0

Costs & Expenses:
  General & administrative                                                     0              0
  Interest                                                                     0              0
                                                                     -----------    -----------
  Total Costs & Expenses                                                       0              0

Loss from continuing operations before income taxes,
  extraordinary gain and discontinued operations                               0              0

Discontinued operations:
  Loss from discontinued operations (net of taxes)                    (5,522,000)    (5,964,000)
  Excess of liabilities over fair value of assets
    transferred to bankruptcy trustee                                  3,972,000              0
                                                                     -----------    -----------
Loss from discontinued operations                                     (1,550,000)    (5,964,000)

Income taxes                                                                   0              0
                                                                     -----------    -----------
Net Loss                                                             ($1,550,000)   $ 5,964,000
                                                                     ===========    ===========
Basic and diluted per share amounts:
  Continuing operations                                                      Nil            Nil
  Discontinued operations                                            ($     0.18)   ($     0.71)
                                                                     -----------    -----------
Basic and diluted net loss                                           ($     0.18)   ($     0.71)
                                                                     ===========    ===========


Weighted average shares outstanding (basic & diluted)                  8,441,646      8,407,683
                                                                     ===========    ===========


See Summary of Significant Accounting Policies and Notes to Financial Statements.





                                          Voxel
                                 Statement of Cash Flows
                                   (Successor Company)
                                 Year Ended December 31,

                                                                1998            1997
                                                             -----------    -----------

Cash flows from operating activities:
Net Loss                                                     ($1,550,000)   ($5,964,000)
Adjustments required to reconcile net loss
   to cash used in operating activities:
Amortization of deferred compensation                              9,000         36,000
Non cash expenses & impairment  charges                                0        207,000
(Increase) decrease in current assets                                  0         79,000
Increase (decrease) in accounts payable & accrued expenses             0        480,000
                                                             -----------    -----------
     Cash used by operating activities:                       (1,541,000)    (5,162,000)


Cash flows from investing activities:
Liquidation of investments                                             0      6,112,000
Purchase of equipment                                                  0       (226,000)
                                                             -----------    -----------
     Cash used in investing activities                                 0      5,886,000


Cash flows from financing activities:
Proceeds from issuance of common stock                            20,000         12,000
Payments on capital lease obligation                             (16,000)        (6,000)
                                                             -----------    -----------
     Cash generated by financing activities                        4,000          6,000

Change in cash                                                (1,537,000)       730,000
Cash-beginning of period                                       1,537,000        807,000
                                                             -----------    -----------
Cash-end of period                                           $         0    $ 1,537,000
                                                             ===========    ===========


See Summary of Significant Accounting Policies and Notes to Financial Statements.





                                                   Voxel
                                     Statement of Stockholders' Equity
                                            (Successor Company)

                                                                     Common Stock
                                               -----------------------------------------------------------
                                                                  Common      Subscriptions    Accumulated
                                                  Shares           Stock       Receivable        Deficit
                                               ------------    ------------   ------------    ------------
Balance at December 31, 1996                      8,395,398      29,417,000        (30,000)    (21,981,000)
                                               ------------    ------------   ------------    ------------
Shares issued upon exercise of options                9,156          12,000
Amortization of deferred compensation                                36,000
Shares issued to settle accrued compensation         20,690          31,000
Net Loss                                                                                        (5,964,000)
                                               ------------    ------------   ------------    ------------
Balance at December 31, 1997                      8,425,244      29,496,000   ($    30,000)   ($27,945,000)

Stock issued for cash                                21,770          20,000              0
Amortization of deferred compensation                                 9,000
Effect of "Fresh Start" accounting                              (29,525,000)         30,000     29,495,000
Net Loss                                                                                        (1,550,000)
                                               ------------    ------------   ------------    ------------
Balance at December 31, 1998                      8,447,014    $          0   $          0    $          0
                                               ============    ============   ============    ============




See Summary of Significant Accounting Policies and Notes to Financial Statements.





                                      VOXEL
                               (Successor Company)
                                 BACKGROUND AND
                         SIGNIFICANT ACCOUNTING POLICIES
                                December 31, 1998

THE COMPANY

ORGANIZATIONAL BACKGROUND: Voxel (the "Company") was incorporated in the State of California on April 15, 1988. Prior to ceasing operations in August, 1998 the Company engaged in research & development of a system for producing and viewing volumetric holograms which could interface with existing medical scanning equipment and yield authentic three-dimensional images. On April 3, 2007, the Superior Court of the State of California County of Sacramento, approved an Order requiring Corporate Services International to hold a shareholders' meeting to elect a new board of directors.

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

BASIS OF PRESENTATION: We adopted "fresh-start" accounting as of August 4, 1998 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The results of the discontinued component have been reclassified from continuing operations. The reclassification reduces sales for December 31, 1998 by $0 and related expenses by $5,522,000.

SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

CASH AND CASH EQUIVALENTS: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

PROPERTY AND EQUIPMENT New property and equipment are recorded at cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

VALUATION OF LONG-LIVED ASSETS: We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

STOCK BASED COMPENSATION: Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123R, ACCOUNTING FOR STOCK-BASED COMPENSATION, and EITF Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING GOODS OR SERVICES.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payment" ("SFAS 123(R)"), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the years ended December 31, 1998 or 1997. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

ACCOUNTING FOR OBLIGATIONS AND INSTRUMENTS POTENTIALLY TO BE SETTLED IN THE COMPANY'S OWN STOCK: We account for obligations and instruments potentially to be settled in the Company's stock in accordance with EITF Issue No. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 11 2008. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

EARNINGS PER COMMON SHARE: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of preferred stock or convertible debt. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

INCOME TAXES: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse.

SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS (SFAS
157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operations and financial condition and are not yet in a position to determine such effects. In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108"). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. We are currently evaluating the effect that the adoption of SAB 108 will have on our results of operations and financial

In June 2006, the FASB issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

                                      VOXEL
                               (Successor Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998


1. "FRESH START" ACCOUNTING:

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

3. INCOME TAXES:

We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. At December 31, 1997, the Company had approximately $9.6 million of net operating loss carry-forwards for federal income tax purposes which begin to expire in 2004. In addition, the Company had net operating loss carry-forwards for California income tax purposes of approximately $8.1 million which begin to expire in 1998. The Company also had general business credit carry-forwards for federal and California income tax purposes of $487,000 and $366,000, respectively. The federal general business credits begin to expire in 2007.

Our net operating loss carryovers and unused tax credits considered available to reduce future income taxes were reduced or eliminated through our bankruptcy proceedings and recent change of control (I.R.C. Section 382(a)) and the continuity of business limitation of I.R.C. Section 382(c).

We have a current operating loss carry-forward of $0 resulting in deferred tax assets of $0. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before full utilization.

4. COMMITMENTS:

The Company is not a party to any leases and does not have any commitments.

5. STOCKHOLDERS' EQUITY:

COMMON STOCK

We are currently authorized to issue up to 15,000,000 shares of no par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      During the small business issuer's two most recent fiscal years or any later interim period, the principal independent account has not resigned, been terminated or refused to stand for re-election. However, the Company's previous independent accountants were Ernst & Young, LLP in Orange County, California. In or near June, 1998 the Company in a mutual decision between Ernst & Young, LLP and the Company terminated the relationship. In particular, at that time, the Company was in bankruptcy proceedings and determined not to incur the expense of an independent accountant.

      Ernst & Young's audit report for the year end December 31, 1997 did not contain an adverse opinion or disclaimer of opinion and was not qualified, but was modified as to uncertainty due to substantial doubt regarding the Company's ability to continue as a going concern. Ernst & Young's audit report for the year end December 31, 1996 did not contain an adverse opinion or disclaimer of opinion and was not qualified, but was modified as to uncertainty due to substantial doubt regarding the Company's ability to continue as a going concern.

      The Company did not make a decision to change accountants but rather to cease the services of any accountants. The decision was not recommended or approved by the Board of Directors. On August 3, 1998 the Company's chapter 11 bankruptcy proceeding was converted to a Chapter 7 bankruptcy. As a result of the filing, all of our properties were transferred to a United States Trustee and we terminated all of our business operations.

      There were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the last two years audited by them, during the interim periods reviewed by them, at the time that the relationship terminated or at any time since then through the date of the filing of this report.

      On March 19, 2008, the registrant engaged Michael F. Cronin, CPA, Winter Springs Florida as its independent auditor. During the last two fiscal years or any interim period, Michael Cronin did not consult with the Company in any matter, including, but not limited to, regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion to be rendered on our financial statements, or on any important factor considered by us in reaching a decision as to a accounting, auditing or financial

ITEM 9A(T).  CONTROLS AND PROCEDURES

      It is the responsibility of the chief executive officer and chief financial officer of Voxel to establish and maintain a system for internal controls over financial reporting such that Voxel properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 1998, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

      This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

ITEM 9B.  OTHER INFORMATION

      None. PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      The following table sets forth the name, age and position held with respect to our present directors and executive officers:

NAME              AGE      POSITION                           EXECUTIVE OFFICER
                                                             AND DIRECTOR SINCE

Michael Anthony   42       Chief Executive Officer,
                           President, Secretary,
                           Treasurer, Director                September 5, 2007

      Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. Officers are not elected for a fixed term of office but hold office until their successors have been elected. We do not have committees of directors.

      Mr. Anthony, age 42, has been an officer and director of the Company since September 5, 2007. Mr. Anthony is the sole officer and director of Corporate Services International, Inc. a personal use business consulting company. Mr. Anthony is the sole member of Century Capital Partners, LLC, a personal use business consulting company.

      In addition, since November 2004, Mr. Anthony has been President and CEO of Union Equity, Inc. and its wholly owned subsidiary Home Sales 24/7, Inc. Union Equity, Inc. is an Internet based real estate marketing firm.

      On or about July 15, 2005 Mr. Anthony became an officer and director of Ubrandit.com, Inc. a reporting blank check company and resigned his position on October 31, 2006. On or about July 30, 2006 Mr. Anthony became an officer and director of Standard Commerce, Inc. a reporting blank check company and resigned his position effective August 24, 2007. On or about March 15, 2007, Mr. Anthony became an officer and director Apogee Robotics, Inc. a reporting blank check company and resigned his position on March 31, 2008. On or about May 25, 2007, Mr. Anthony became an officer and director or Aim Smart Corporation, a reporting blank check company and resigned his position on April 24, 2008. On or about July 2, 2007, Mr. Anthony became an officer and director of Diversified Opportunities, Inc., a reporting blank check company and resigned his position on May 29, 2008.

      In addition, Mr. Anthony is currently an officer and director of The Jockey Club, Inc. and Econometrics, Inc., both reporting blank check companies.

      Laura Anthony, Esquire is corporate and securities counsel to the Company. Laura Anthony is Michael Anthony's wife. Ms. Anthony's total legal fees for period ending December 31, 2007 were $20,000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file. Based solely on a review of Forms 3 and 4 and amendments thereto filed with the Commission during the fiscal year end December 31, 2007, all Section 16(a) forms were filed, although Michael Anthony's Form 3 was filed late.

CODE OF ETHICS

      Voxel has not adopted a code of ethics. Voxel is a shell company with one officer and director and no employees. The primary functions of a code of ethics include internal reporting and adherence to the code, compliance with government rules and regulations including the reporting requirements under the Exchange Act and the honest and ethical handling of actual or apparent conflicts of interest. As a shell company, with one officer and director, the functions of the code of ethics are properly met without the need of a formal document.

ITEM 11. EXECUTIVE COMPENSATION

      No executive compensation was paid during the fiscal period ended December 31, 2007 or 2006 by Voxel. Voxel has no employment agreement with any of its officers and directors. Voxel has no employees and no compensation committee.

      The following tables show, as to the named executive officers, certain information concerning stock options:

OPTION GRANTS DURING 2007

                         PERCENT OF
          NUMBER OF      TOTAL OPTIONS
          SECURITIES     GRANTED TO          EXERCISE OR
          UNDERLYING     EMPLOYEES IN        BASE PRICE     EXPIRATION
NAME      OPTIONS        FISCAL YEAR         ($/SH)         DATE
----      -------        -----------         ------         ----

NONE

AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES
                                            NUMBER OF SECURITIES
          ACQUIRED         VALUE            UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED IN
NAME      ON EXERICSE      REALIZED          OPTIONS AT FY-END (#)           THE MONEY OPTIONS
----      -----------      --------          ---------------------           -----------------
                                          EXERCISABLE  UNEXERCISABLE      EXERCISABLE  UNEXERCISABLE
                                          -----------  -------------      -----------  -------------

NONE

COMPENSATION OF DIRECTORS

      Voxel's directors are not compensated for their services as directors of the Company.


EMPLOYMENT CONTRACTS

      We do not have an employment contract with any executive officers. Any obligation to provide any compensation to any executive officer in the event of his resignation, retirement or termination, or a change in control of the Company, or a change in any named Executive Officers' responsibilities following a change in control would be negotiated at the time of the event.

      We may in the future create retirement, pension, profit sharing and medical reimbursement plans covering our Executive Officers and Directors.

      The company has made no Long Term Compensation payouts (LTIP or other)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Voxel does not have an equity compensation plan.

      The following table sets forth, as of June 17, 2008, the number and percentage of outstanding shares of common and preferred stock which, according to the information supplied to the Company, were beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company's outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

                              Common                    Preferred
Owner                         Shares  Percentage(1)       Shares      Percentage
--------------------------------------------------------------------------------
Michael Anthony(2)            1,000      .01%            10,000,000      100%
--------------------------------------------------------------------------------
Officers and directors as     1,000      .01%            10,000,000      100%
a group (1 persons)

5% Owners:

None
________________

(1) Based on 8,447,014 shares of common stock and 10,000,000 shares of Series B Preferred Stock outstanding as of June 17, 2008.
(2) Held by Corporate Services International, a private services corporation of which Mr. Anthony is the President and sole shareholder.

There are no arrangements which may result in a change in control of Voxel.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the last three years, to the knowledge of the Company, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Company was or is a party. Transactions in this context relate to any transaction which exceeds $120,000 or one percent of the average of the Company's total assets at year end for the last three completed fiscal years.

      The officer and director of the Company will not devote more than a portion of his time to the affairs of the Company. There may be occasions when the time requirements of the Company's business conflict with the demands of his other business and investment activities. Such conflict may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the company.

      There is no procedure in place which would allow officers or directors to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner in which they consider appropriate.

      Laura Anthony, Esquire is corporate and securities counsel to the Company. Laura Anthony is Michael Anthony's wife. Ms. Anthony's legal fees for the fiscal year end December 31, 2007 totaled $20,000.

      Voxel does not have any independent directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

      The Company was billed a total of $0 for the fiscal year ended December 31, 1998 inclusive for professional services rendered by the principal accountant for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our registration statement and review of the quarterly financial statements of the Company's acquiree.

AUDIT RELATED FEES

      There were $0 in audit related fees for the fiscal year ended December 31, 1998. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

      There were no tax fees for the fiscal year ended December 31, 1998. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

ALL OTHER FEES

      There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

      The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Michael F. Cronin, CPA as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      The Company's financial statements for the fiscal years ended December 31, 1998 and 1997 are attached hereto as F-1 through F-


EXHIBITS

NUMBER                         DESCRIPTION
------                         -----------


3.1.1         Articles of Incorporation of Voxel dated April 15, 1988

3.1.2         Certificate of Amendment to Articles of Incorporation dated June
              6, 1988.

3.1.3         Amended and Restated Articles of Incorporation dated April 13,
              1990

3.1.4         Amended and Restated Articles of Incorporation dated August 2,
              1991

3.1.5         Certificate of Amendment of Articles of Incorporated dated May 24,
              1993

3.1.6         Certificate of Amendment of Articles of Incorporated dated June
              24, 1994

3.1.7 Certificate of Amendment of Articles of Incorporation dated December 22, 1995

3.2           By-laws

4.1.1 Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series C Preferred Stock dated December 29, 1995

4.1.2 Amended Officers Certificate Decreasing Authorized Series C Preferred Stock dated November 16, 2007

4.1.3 Certificate of Determination of Preferences and Rights of Series B Preferred Stock dated December 12, 2007

REPORTS ON 8-K

      Report on 8-K dated June 17, 2008.


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