Form 10-K
period 1999-12-31
VOXEL
filed 2008-06-18
CIK 927472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1999

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
[X] Smaller Reporting Company

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

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                      VOXEL

                                TABLE OF CONTENTS


                                                                            Page
                                     Part I
Item 1.  Business...........................................................   1

Item 1A. Risk Factors.......................................................   6

Item 2.  Properties.........................................................   9

Item 3.  Legal Proceedings..................................................   9

Item 4.  Submission of Matters to a Vote of Security Holders................  10

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities.................  10

Item 6.  Selected Financial Data............................................  12

Item 7.  Management's Discussion and Analysis...............................  12

Item 8.  Financial Statements and Supplementary Data........................  14

Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure............................  23

Item 9A(T).  Controls and Procedures........................................  23

Item 9B.  Other Information.................................................  23

                                    Part III

Item 10.  Directors, Executive Officers, and Corporate Governance...........  24

Item 11.  Executive Compensation............................................  25

Item 12.  Security Ownership of Certain Beneficial Owners
           and Management...................................................  25

Item 13.  Certain Relationships and Related Transactions....................  26

Item 14.  Principal Accountant fees and services............................  26

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules. .........................  27

Signatures..................................................................  28

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

Government Regulations
----------------------

      As a registered corporation, Voxel is subject to the reporting requirements of the Securities Exchange Act of 1934 (the "34 Act") which includes the preparation and filing of periodic, quarterly and annual reports on Forms 8K, 10Q and 10K. The 34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the '34 Act.

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


         1998                                                HIGH     LOW

        First Quarter..................................... $ 1.60    $ 0.40
        Second Quarter.................................... $ 1.15    $ 0.10
        Third Quarter..................................... $ 0.15    $ 0.10
        Fourth Quarter.................................... $ 0.10    $ 0.10


         1999

        First Quarter..................................... $ 0.15    $ 0.10
        Second Quarter.................................... $ 0.10    $ 0.10
        Third Quarter..................................... $ 0.10    $ 0.10
        Fourth Quarter.................................... $ 0.10    $ 0.10


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

      Effective February 15, 2008, the Securities and Exchange Commission codified this position in new Rule 144(i). Rule 144(i) provides that the safe harbor found in Rule 144 is not available for the resale of securities initially issued by an issuer that has no or nominal operations and no or nominal assets or assets consisting solely of cash or cash equivalents or any amount of assets consisting of cash or cash equivalents and 4nominal other assets. In accordance with Rule 144(i), Rule 144 is not available for the re-sale of our securities initially issued while we were a shell company.

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

OFF BALANCE SHEET ARRANGEMENTS

      None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   FINANCIAL STATEMENTS OF INACTIVE REGISTRANT


The company meets the exception of the requirement to provide audited financial statements under Rule 210.3-11. Accordingly, the accompanying financial statements have not been audited by an independent auditor. A summary of the Rule is as follows:

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

                                      Voxel
                                  Balance Sheet
                                   (unaudited)
                               (Successor Company)
                                                                   December 31,
                                                                ----------------
                                                                 1999     1998
                                                                ------    ------


                                  ASSETS
Current assets
Cash                                                            $    0    $    0
Prepaid expenses                                                     0         0
                                                                ------    ------
  Total current assets                                               0         0

Assets from discontinued operations held for sale:
Equipment, net                                                       0         0
                                                                ------    ------

Total Assets                                                    $    0    $    0
                                                                ======    ======

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade                                          $    0    $    0
Current portion of long term debt                                    0         0
                                                                ------    ------
 Total current liabilities                                           0         0

Stockholders' Equity:
Common stock-15,000,000 authorized no par value
  8,447,014 issued & outstanding                                     0         0
Retained Earnings                                                    0         0
                                                                ------    ------
Total Stockholders' Equity                                           0         0
                                                                ------    ------

Total Liabilities & Stockholders' Equity                        $    0    $    0
                                                                ======    ======


See Summary of Significant Accounting Policies and Notes to Financial
Statements.



                                             Voxel
                                    Statement of Operations
                                          (unaudited)
                                      (Successor Company)
                                    Years Ended December 31,

                                                                        1999          1998
                                                                     -----------   -----------


Revenue                                                              $         0   $         0

Costs & Expenses:
  General & administrative                                                     0             0
  Interest                                                                     0             0
                                                                     -----------   -----------
  Total Costs & Expenses                                                       0             0

Loss from continuing operations before income taxes, extraordinary
gain and discontinued operations                                               0             0

Discontinued operations:
 Loss from discontinued operations (net of taxes)                              0    (5,522,000)
 Excess of liabilities over fair value of assets transferred to
   bankruptcy trustee                                                          0     3,972,000
                                                                     -----------   -----------
Loss from discontinued operations                                              0    (1,550,000)
                                                                     -----------   -----------
Income taxes                                                                   0             0
                                                                     -----------   -----------

Net Loss                                                             $         0   ($1,550,000)
                                                                     ===========   ===========

Basic and diluted per share amounts:
Continuing operations                                                        Nil           Nil
Discontinued operations                                                      Nil        ($0.18)
                                                                     -----------   -----------
Basic and diluted net loss                                                   Nil        ($0.18)
                                                                     -----------   -----------


Weighted average shares outstanding (basic & diluted)                  8,447,014     8,441,646
                                                                     ===========   ===========


See Summary of Significant Accounting Policies and Notes to Financial Statements.






                                             Voxel
                                    Statement of Cash Flows
                                          (unaudited)
                                      (Successor Company)
                                    Year Ended December 31,


                                                                     1999              1998
                                                                 -----------       -----------

Cash flows from operating activities:
Net Loss                                                         $         0       ($1,550,000)
Adjustments required to reconcile net loss
  to cash used in operating activities:
Amortization of deferred compensation                                      0             9,000
                                                                 -----------       -----------
     Cash used by operating activities:                                    0        (1,541,000)
                                                                 -----------       -----------

Cash flows from investing activities:
                                                                 -----------       -----------
     Cash used in investing activities                                     0                 0
                                                                 -----------       -----------

Cash flows from financing activities:
Proceeds from issuance of common stock                                     0            20,000
Payments on capital lease obligation                                       0           (16,000)
                                                                 -----------       -----------
     Cash generated by financing activities                                0             4,000
                                                                 -----------       -----------

Change in cash                                                             0        (1,537,000)
Cash-beginning of period                                                   0         1,537,000
                                                                 -----------       -----------
Cash-end of period                                               $         0       $         0
                                                                 ===========       ===========


See Summary of Significant Accounting Policies and Notes to Financial Statements.








                                                Voxel
                                  Statement of Stockholders' Equity
                                             (unaudited)
                                         (Successor Company)



                                                               Common Stock
                                        -----------------------------------------------------------
                                                          Common      Subscriptions      Deficit
                                          Shares           Stock        Receivable      Accumulated
                                        ------------    ------------   ------------    ------------

Balance at December 31, 1997               8,425,244      29,496,000        (30,000)    (27,945,000)
                                        ------------    ------------   ------------    ------------
Stock issued for cash                         21,770          20,000              0
Amortization of deferred compensation                         9,000
Effect of "Fresh Start" accounting                       (29,525,000)         30,000     29,495,000
Net Loss                                                                                 (1,550,000)
                                        ------------    ------------   ------------    ------------
Balance at December 31, 1998               8,447,014               0   $          0    $          0

Net Income                                                                                        0
                                        ------------    ------------   ------------    ------------
Balance at December 31, 1999               8,447,014    $          0   $          0    $          0
                                        ============    ============   ============    ============








                                      VOXEL
                               (Successor Company)
                                 BACKGROUND AND
                         SIGNIFICANT ACCOUNTING POLICIES
                                December 31, 1999



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

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the years ended December 31, 1999 or 1998. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

                                      VOXEL
                               (Successor Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


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

      It is the responsibility of the chief executive officer and chief financial officer of Voxel to establish and maintain a system for internal controls over financial reporting such that Voxel properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 1999, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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

None
______________

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

      The Company was billed a total of $1,500 for the fiscal years ended December 31, 1999 and 1998 inclusive for professional services rendered by the principal accountant for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our registration statement and review of the quarterly financial statements of the Company's acquiree.

AUDIT RELATED FEES

      There were $0 in audit related fees for the fiscal years ended December 31, 1999 and 1998. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

      There were no tax fees for the fiscal year ended December 31, 1999. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      The Company's financial statements for the fiscal years ended December 31, 1999 and 1998 are attached hereto as F-1 through F-


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