Form 10-Q
period 2000-06-30
VOXEL
filed 2008-06-18
CIK 927472

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2000

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

ITEM 1.  FINANCIAL INFORMATION

                                                    Voxel
                                             (Successor Company)
                                                Balance Sheet


                                                                              June 30,         December 31,
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


                                                                Voxel
                                                         (Successor Company)
                                                       Statement of Operations
                                                             (unaudited)


                                                                Three Months Ended June 30,          Six Months Ended June 30,
                                                             --------------------------------    --------------------------------
                                                                  2000              1999              2000              1999
                                                             --------------    --------------    --------------    --------------

Revenue                                                      $            0    $            0    $            0    $            0

Costs & Expenses:
  General & administrative                                                0                 0                 0                 0
  Interest                                                                0                 0                 0                 0
                                                             --------------    --------------    --------------    --------------
  Total Costs & Expenses                                                  0                 0                 0                 0
Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations                            0                 0                 0                 0

Discontinued operations:
  Loss from discontinued operations (net of taxes)                        0                 0                 0                 0
  excess of liabilities over fair value of assets
transferred to bankruptcy trustee                                         0                 0                 0                 0
                                                             --------------    --------------    --------------    --------------
Loss from discontinued operations                                         0                 0                 0                 0

Income taxes                                                              0                 0                 0                 0
                                                             --------------    --------------    --------------    --------------
Net Loss                                                                  0                 0                 0                 0
                                                             --------------    --------------    --------------    --------------
Basic and diluted per share amounts:
Continuing operations                                                   Nil               Nil               Nil               Nil
Discontinued operations                                                 Nil               Nil               Nil               Nil
                                                             --------------    --------------    --------------    --------------
Basic and diluted net loss                                              Nil               Nil               Nil               Nil
                                                             --------------    --------------    --------------    --------------

Weighted average shares outstanding (basic & diluted)             8,447,014         8,447,014         8,447,014         8,447,014
                                                             --------------    --------------    --------------    --------------


                                        See notes to unaudited interim financial statements.


                                                Voxel
                                       Statement of Cash Flows
                                         (Successor Company)
                                             (unaudited)


                                                                      Six Months Ended June. 30,
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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2000 and 1999. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

ITEM 4T. CONTROLS AND PROCEDURES

      It is the responsibility of the chief executive officer and chief financial officer of Voxel to establish and maintain a system for internal controls over financial reporting such that Voxel properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2000, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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