Form 10-K
period 2000-12-31
VOXEL
filed 2008-06-18
CIK 927472

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2000

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

Transitional Small Business Disclosure Format (check one) Yes No X

                                      VOXEL

                                TABLE OF CONTENTS


                                                                            Page
                                     Part I
Item 1.  Business............................................................. 1

Item 1A. Risk Factors......................................................... 8

Item 2.  Properties...........................................................12

Item 3.  Legal Proceedings....................................................12

Item 4.  Submission of Matters to a Vote of Security Holders..................13

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
            and Issuer Purchases of Equity Securities.........................13

Item 6.  Selected Financial Data..............................................16

Item 7.  Management's Discussion and Analysis.................................16

Item 8.  Financial Statements and Supplementary Data..........................18

Item 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure............................26

Item 9A(T).  Controls and Procedures..........................................27

Item 9B.  Other Information...................................................27

                                    Part III

Item 10.  Directors, Executive Officers, and Corporate Governance.............27

Item 11. Executive Compensation...............................................28

Item 12. Security Ownership of Certain Beneficial Owners
            and Management....................................................29

Item 13. Certain Relationships and Related Transactions.......................30

Item 14. Principal Accountant fees and services...............................30

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules. ...........................31

Signatures....................................................................31

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

ADDITIONAL FINANCING REQUIREMENTS

         Voxel has no revenues and is dependent upon the willingness of management to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. As of December, 2007 Voxel has paid approximately $__________ for general and administrative expenses, including accounting fees, reinstatement fees, and other professional fees related to the preparation and filing of this Form 10-K and the numerous Form 10-K's and Form 10-Q's necessary to bring the Company current with its filing obligations under the Exchange Act. We may not generate any revenues unless and until the commencement of new business operations. We believe that management or an affiliate of management will continue to provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. In the event that our available funds from our management and affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

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

            1999                     HIGH       LOW
            ----                     ----       ---

      First Quarter..........     $   1.60    $   0.40
      Second Quarter.........     $   1.15    $   0.10
      Third Quarter..........     $   0.15    $   0.10
      Fourth Quarter.........     $   0.10    $   0.10

           2000
           ----

     First Quarter...........     $   0.10    $   0.10
     Second Quarter..........     $   0.10    $   0.10
     Third Quarter...........     $   0.10    $   0.10
     Fourth Quarter..........     $   0.10    $   0.10


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

         We have no equity compensation plans.

Recent Sales of Unregistered Securities

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


                                           Voxel
                                       Balance Sheet
                                        (unaudited)
                                    (Successor Company)
                                                                       December 31,
                                                                 -------------------------
                                                                    2000             1999
                                                                 ----------     ----------


                                       ASSETS

     Current assets
     Cash                                                        $        0     $        0
     Prepaid expenses                                                     0              0
                                                                 ----------     ----------
       Total current assets                                               0              0

     Assets from discontinued operations held for sale:
     Equipment, net                                                       0              0
                                                                 ----------     ----------
     Total Assets                                                $        0     $        0
                                                                 ----------     ----------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
     Accounts payable-trade                                      $        0     $        0
     Current portion of long term debt                                    0              0
                                                                 ----------     ----------
      Total current liabilities                                           0              0

     Stockholders' Equity:
     Common stock-15,000,000 authorized no par value
     8,447,014 issued & outstanding                                       0              0
     Retained Earnings                                                    0              0
                                                                 ----------     ----------
     Total Stockholders' Equity                                           0              0
                                                                 ==========     ==========

     Total Liabilities & Stockholders' Equity                    $        0     $        0
                                                                 ==========     ==========


See Summary of Significant Accounting Policies and Notes to Financial Statements.




                                                 Voxel
                                        Statement of Operations
                                              (unaudited)
                                          (Successor Company)
                                       Years Ended December 31,

                                                                               2000            1999
                                                                            ----------     ----------


     Revenue                                                                $        0     $        0

     Costs & Expenses:
       General & administrative                                                      0              0
       Interest                                                                      0              0
                                                                            ----------     ----------
       Total Costs & Expenses                                                        0              0

     Loss from continuing operations before income taxes, extraordinary
     gain and discontinued operations                                                0              0

     Discontinued operations:
       Loss from discontinued operations (net of taxes)                              0              0
      excess of liabilities over fair value of assets transferred to
     bankruptcy trustee                                                              0              0
                                                                            ----------     ----------
     Loss from discontinued operations                                               0              0

     Income taxes                                                                    0              0

                                                                            ----------     ----------
     Net Loss                                                               $        0     $        0
                                                                            ----------     ----------

     Basic and diluted per share amounts:
     Continuing operations                                                         Nil            Nil
     Discontinued operations                                                       Nil            Nil
                                                                            ----------     ----------
     Basic and diluted net loss                                                    Nil            Nil
                                                                            ----------     ----------

                                                                            ----------     ----------
     Weighted average shares outstanding (basic & diluted)                   8,447,014      8,447,014
                                                                            ----------     ----------

See Summary of Significant Accounting Policies and Notes to Financial Statements.



                                                Voxel
                                       Statement of Cash Flows
                                             (unaudited)
                                         (Successor Company)

                                                                     Year Ended December 31,
                                                                    -------------------------
                                                                      2000             1999
                                                                    ----------     ----------

     Cash flows from operating activities:
     Net Loss                                                       $        0     $        0
     Adjustments required to reconcile net loss
           to cash used in operating activities:
     Amortization of deferred compensation                                   0              0
                                                                    ----------     ----------
      Cash used by operating activities:                                     0              0
                                                                    ----------     ----------

      Cash flows from investing activities:
                                                                    ----------     ----------
       Cash used in investing activities                                     0              0
                                                                    ----------     ----------

      Cash flows from financing activities:
     Proceeds from issuance of common stock                                  0              0
     Payments on capital lease obligation                                    0              0
                                                                    ----------     ----------
       Cash generated by financing activities                                0              0
                                                                    ----------     ----------

     Change in cash                                                          0              0
     Cash-beginning of period                                                0              0
                                                                    ----------     ----------
     Cash-end of period                                             $        0     $        0
                                                                    ----------     ----------


See Summary of Significant Accounting Policies and Notes to Financial Statements.


                                               Voxel
                                 Statement of Stockholders' Equity
                                            (unaudited)
                                        (Successor Company)

                                                              Common Stock
                                               ----------------------------------------
                                                              Common      Subscriptions     Deficit
                                               Sharess         Stock        Receivable    Accumulated
                                               -------         -----        ----------    -----------

     Balance at December 31, 1998              8,447,014             0     $       0     $       0
     Net Income                                                                                  0
     Balance at December 31, 1999              8,447,014     $       0     $       0     $       0
     Net Income                                                                                  0
     Balance at December 31, 2000              8,447,014     $       0     $       0     $       0


                                      VOXEL
                               (Successor Company)
                                 BACKGROUND AND
                         SIGNIFICANT ACCOUNTING POLICIES
                                December 31, 2000



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

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the years ended December 31, 2000 or 1999. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

                                      VOXEL
                               (Successor Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                                December 31, 2000


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

            It is the responsibility of the chief executive officer and chief financial officer of Voxel to establish and maintain a system for internal controls over financial reporting such that Voxel properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2000, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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

       The following tables show, as to the named executive officers, certain information concerning stock options:

OPTION GRANTS DURING 2007

                         PERCENT OF
          NUMBER OF      TOTAL OPTIONS
          SECURITIES     GRANTED TO          EXERCISE OR
          UNDERLYING     EMPLOYEES IN        BASE PRICE     EXPIRATION
NAME      OPTIONS        FISCAL YEAR         ($/SH)         DATE
----      -------        -----------         ------         ----


NONE


AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES
                                            NUMBER OF SECURITIES
          ACQUIRED         VALUE            UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED IN
NAME      ON EXERICSE      REALIZED          OPTIONS AT FY-END (#)           THE MONEY OPTIONS
----      -----------      --------       --------------------------      ---------------------------
                                          EXERCISABLE  UNEXERCISABLE      EXERCISABLE  UNEXERCISABLE
                                          -----------  -------------      -----------  -------------

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

Owner                    Common Shares Percentage(1) Preferred Shares Percentage
--------------------------------------------------------------------------------
Michael Anthony(2)            1,000      .01%           10,000,000          100%
--------------------------------------------------------------------------------
Officers and directors as     1,000      .01%           10,000,000          100%
a group (1 persons)

5% Owners:

None

----------

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

         The Company was billed a total of $1,500 for the fiscal years ended December 31, 1999 and 2000 inclusive for professional services rendered by the principal accountant for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our registration statement and review of the quarterly financial statements of the Company's acquiree.

AUDIT RELATED FEES

         There were $0 in audit related fees for the fiscal years ended December 31, 1999 and 2000. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

         There were no tax fees for the fiscal year ended December 31, 2000. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

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



                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The Company's financial statements for the fiscal years ended December 31, 2000 and 1999 are attached hereto as F-1 through F-


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