Form 10-Q
period 2002-03-31
VOXEL
filed 2008-06-18
CIK 927472

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                     For the fiscal year ended: March 31, 2002

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


                                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

                                                    Voxel
                                             (Successor Company)
                                                Balance Sheet


                                                                              March 31,        December 31,
                                                                           --------------     --------------
                                                                                2002               2001
                                                                           --------------     --------------
                                                                             (unaudited)        (unaudited)
                                  ASSETS

Current assets
Cash                                                                       $            0     $            0
Prepaid expenses                                                                        0                  0
                                                                           --------------     --------------
   Total current assets                                                                 0                  0

Assets from discontinued operations held for sale:
Equipment, net                                                                          0                  0
                                                                           --------------     --------------
  Total Assets                                                             $            0     $            0
                                                                           --------------     --------------

                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable-trade                                                     $            0     $            0
Accrued expenses                                                                        0                  0
                                                                           --------------     --------------
  Total current liabilities                                                             0                  0

Stockholders' Deficiency:
Common stock-15,000,000 authorized no par value
8,447,014 issued & outstanding                                                          0                  0
Accumulated Deficit                                                                     0                  0
                                                                           --------------     --------------
  Total Stockholders' Deficiency                                                        0                  0
                                                                           --------------     --------------
  Total Liabilities & Stockholders' Deficiency                             $            0     $            0
                                                                           --------------     --------------


                             See notes to unaudited interim financial statements.


                                                 Voxel
                                          (Successor Company)
                                        Statement of Operations
                                              (unaudited)


                                                                        Three Months Ended March 31,
                                                                     ---------------------------------
                                                                          2002               2001
                                                                     --------------     --------------

Revenue                                                              $            0     $            0

Costs & Expenses:
  General & administrative                                                        0                  0
  Impairment of Long Lived Assets                                                 0                  0
  Interest                                                                        0                  0
                                                                     --------------     --------------
  Total Costs & Expenses                                                          0                  0

Loss from continuing operations before income taxes,
  extraordinary gain and discontinued operations                                  0                  0

Discontinued operations:
  Loss from discontinued operations (net of taxes)                                0                  0
  excess of liabilities over fair value of assets
  transferred to bankruptcy trustee                                               0                  0
                                                                     --------------     --------------
Loss from discontinued operations                                                 0                  0

Income taxes                                                                      0                  0
                                                                     --------------     --------------
Net Loss                                                             $            0     $            0
                                                                     --------------     --------------

Basic and diluted per share amounts:
Continuing operations                                                           Nil                Nil
Discontinued operations                                                         Nil                Nil
                                                                     --------------     --------------
Basic and diluted net loss                                                      Nil                Nil
                                                                     --------------     --------------

Weighted average shares outstanding (basic & diluted)                     8,447,014          8,447,014
                                                                     --------------     --------------


                          See notes to unaudited interim financial statements.


                                                 Voxel
                                          (Successor Company)
                                        Statement of Cash Flows
                                              (unaudited)


                                                                        Three Months Ended March 31,
                                                                     ---------------------------------
                                                                          2002               2001
                                                                     --------------     --------------

Cash flows from operating activities:
Net Loss                                                             $            0     $            0
Adjustments required to reconcile net loss
  to cash used in operating activities:
Amortization of deferred compensation                                             0                  0
Non cash expenses & impairment  charges                                           0                  0
(Increase) decrease in current assets                                             0                  0
Increase (decrease) in accounts payable & accrued expenses                        0                  0
                                                                     --------------     --------------
Cash used by operating activities:                                                0                  0
                                                                     --------------     --------------

Cash flows from investing activities:
  Purchase of equipment                                                           0                  0
                                                                     --------------     --------------
  Cash used in investing activities                                               0                  0
                                                                     --------------     --------------

Cash flows from financing activities:
  Cash generated by financing activities                                          0                  0
                                                                     --------------     --------------

Change in cash                                                                    0                  0
Cash-beginning of period                                                          0                  0
                                                                     --------------     --------------
Cash-end of period                                                   $            0     $            0
                                                                     --------------     --------------


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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2001 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended March 31, 2002 and 2001. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

ITEM 4T. CONTROLS AND PROCEDURES

      It is the responsibility of the chief executive officer and chief financial officer of Voxel to establish and maintain a system for internal controls over financial reporting such that Voxel properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2002, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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