Form 10-Q
period 2002-09-30
VOXEL
filed 2008-06-18
CIK 927472

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: September 30, 2002

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

Item 4.  Submission of Matters to a Vote of Security Holders................ 21

Item 5.  Controls and Procedures............................................ 21

Item 6.  Exhibits........................................................... 22

Signatures.................................................................. 22


                                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                                                Voxel
                                            Balance Sheet
                                         (Successor Company)


                                                                    September 30,       December 31,
----------------------------------------------------------------------------------------------------
                                                                         2002               2001
----------------------------------------------------------------------------------------------------
                                                                     (unaudited)
(unaudited)

                              ASSETS
Current assets
Cash                                                                    $         0     $         0
Prepaid expenses                                                                  0               0
                                                                        ----------------------------
  Total current assets                                                            0               0

Assets from discontinued operations held for sale:
Equipment, net                                                                    0               0

----------------------------------------------------------------------------------------------------
Total Assets                                                            $         0     $         0
----------------------------------------------------------------------------------------------------

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade                                                  $         0     $         0
Current portion of long term debt                                                 0               0
                                                                        ----------------------------
 Total current liabilities                                                        0               0

Stockholders' Equity:
Common stock-15,000,000 authorized no par value
  8,447,014 issued & outstanding                                                  0               0
Common stock subscriptions receivable                                             0               0
Retained Earnings                                                                 0               0
                                                                        ----------------------------
Total Stockholders' Equity                                                        0               0

----------------------------------------------------------------------------------------------------
Total Liabilities & Stockholders' Equity                                $         0     $         0
----------------------------------------------------------------------------------------------------

See notes to unaudited interim financial statements.



                                                            Voxel
                                                   Statement of Operations
                                                         (unaudited)
                                                     (Successor Company)


                                                                     Three Months Ended Sept. 30   Nine Months Ended Sept. 30
                                                                     ---------------------------   --------------------------
                                                                        2002            2001          2002           2001
                                                                     ---------------------------   --------------------------


Revenue                                                              $        0     $        0     $        0     $        0
Costs & Expenses:
  General & administrative                                                    0              0              0              0
  Interest                                                                    0              0              0              0
                                                                     --------------------------    --------------------------
  Total Costs & Expenses                                                      0              0              0              0

Loss from continuing operations before income taxes,
  extraordinary gain and discontinued operations                              0              0              0              0
Discontinued operations:
  Loss from discontinued operations (net of taxes)                            0              0              0              0
  Excess of liabilities over fair value of assets transferred
    to bankruptcy trustee                                                     0              0              0              0
                                                                     --------------------------    --------------------------
Loss from discontinued operations                                             0              0              0              0

Income taxes                                                                  0              0              0              0
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                    0              0              0              0
-----------------------------------------------------------------------------------------------------------------------------
Basic and diluted per share amounts:
Continuing operations                                                       Nil            Nil            Nil            Nil
Discontinued operations                                                     Nil            Nil            Nil            Nil
-----------------------------------------------------------------------------------------------------------------------------
Basic and diluted net loss                                                  Nil            Nil            Nil            Nil
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)                 8,447,014      8,447,014      8,447,014      8,447,014
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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2002 and 2001. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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


ITEM 4T.  CONTROLS AND PROCEDURES

         It is the responsibility of the chief executive officer and chief financial officer of Voxel to establish and maintain a system for internal controls over financial reporting such that Voxel properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2002, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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