Form 10-Q
period 2003-06-30
VOXEL
filed 2008-06-18
CIK 927472

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2003

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

Item 4.  Submission of Matters to a Vote of Security Holders..................19

Item 5.  Controls and Procedures..............................................19

Item 6.  Exhibits.............................................................20


Signatures....................................................................21


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                                           Voxel
                                    (Successor Company)
                                       Balance Sheet
                                                                      June 30,   December 31,
---------------------------------------------------------------------------------------------
                                                                        2003        2002
---------------------------------------------------------------------------------------------
                                                                      (unaudited) (unaudited)
                                  ASSETS
Current assets
Cash                                                                         $0           $0
Prepaid expenses                                                              0            0
                                                                    -------------------------
  Total current assets                                                        0            0

Assets from discontinued operations held for sale:
Equipment, net                                                                0            0

---------------------------------------------------------------------------------------------
Total Assets                                                                 $0           $0
---------------------------------------------------------------------------------------------

                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable-trade                                                       $0           $0
Settlement payable                                                            0            0
                                                                    -------------------------
 Total current liabilities                                                    0            0

Stockholders' Deficiency:
Common stock-15,000,000 authorized no par value
8,447,014 issued & outstanding                                                0            0
Accumulated Deficit                                                           0            0
                                                                    -------------------------
Total Stockholders' Deficiency                                                0            0

---------------------------------------------------------------------------------------------
Total Liabilities & Stockholders' Deficiency                                 $0           $0
---------------------------------------------------------------------------------------------
See notes to unaudited interim financial statements.



                                                          Voxel
                                                   (Successor Company)
                                                 Statement of Operations
                                                       (unaudited)



                                                           Three Months Ended June 30,        Six Months Ended June 30,
                                                         --------------------------------  --------------------------------
                                                                    2003            2002               2003           2002
                                                         --------------------------------  --------------------------------

Revenue                                                               $0              $0                 $0             $0

Costs & Expenses:
  General & administrative                                             0               0                  0              0
  Interest                                                             0               0                  0              0
                                                         --------------------------------  --------------------------------
  Total Costs & Expenses                                               0               0                  0              0
Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations                         0               0                  0              0

Discontinued operations:
  Loss from discontinued operations (net of taxes)                     0               0                  0              0
  excess of liabilities over fair value of assets
  transferred to bankruptcy trustee                                    0               0                  0              0
                                                         --------------------------------  --------------------------------
Loss from discontinued operations                                      0               0                  0              0

Income taxes                                                           0               0                  0              0

-----------------------------------------------------------------------------------------  --------------------------------
Net Loss                                                               0               0                  0              0
-----------------------------------------------------------------------------------------  --------------------------------
Basic and diluted per share amounts:
Continuing operations                                                Nil             Nil                Nil            Nil
Discontinued operations                                              Nil             Nil                Nil            Nil
-----------------------------------------------------------------------------------------  --------------------------------
Basic and diluted net loss                                           Nil             Nil                Nil            Nil
-----------------------------------------------------------------------------------------  --------------------------------

-----------------------------------------------------------------------------------------  --------------------------------
Weighted average shares outstanding (basic & diluted)          8,447,014       8,447,014          8,447,014      8,447,014
-----------------------------------------------------------------------------------------  --------------------------------
See notes to unaudited interim financial statements.



                                                Voxel
                                       Statement of Cash Flows
                                         (Successor Company)
                                             (unaudited)


                                                                 Six Months Ended June. 30,
                                                                ---------------------------
                                                                        2003          2002
                                                                ---------------------------

Cash flows from operating activities:
Net Loss                                                                  $0            $0
Adjustments required to reconcile net loss
      to cash used in operating activities:
Amortization of deferred compensation                                      0             0
Non cash expenses & impairment  charges                                    0             0
(Increase) decrease in current assets                                      0             0
Increase (decrease) in accounts payable & accrued expenses                 0             0
-------------------------------------------------------------------------------------------
 Cash used by operating activities:                                        0             0
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
  Cash used in investing activities                                        0             0
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
  Cash generated by financing activities                                   0             0
-------------------------------------------------------------------------------------------

Change in cash                                                             0             0
Cash-beginning of period                                                   0             0
-------------------------------------------------------------------------------------------
Cash-end of period                                                        $0            $0
-------------------------------------------------------------------------------------------
See notes to unaudited interim financial statements.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2003 and 2002. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

         On May 14, 2008, we received $25,000 through the sale of a total of 10,000,000 shares of Series B Preferred Stock to Corporate Services International, Inc. an entity owned and controlled by our officer and director, Michael Anthony. In addition to the $25,000 capital investment, Corporate Services International, has loaned the Company a total of $31,395 as of the date of this Form 10-Q. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of December 31, 2007 the Company had current liabilities of $51,395. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

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

         The principal stockholder provided, without cost to the Company, his services, valued at $__________ per month for _____ through ________, which totaled $________ for the _____ month period ended December 31, 2007. The principal stockholder also provided, without cost to the Company, office space valued at $_____ per month, which totaled $______ for the _____ month period ended December 31, 2007. The total of these expenses was $_______ and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

ITEM 4T.  CONTROLS AND PROCEDURES

         It is the responsibility of the chief executive officer and chief financial officer of Voxel to establish and maintain a system for internal controls over financial reporting such that Voxel properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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