Form 10-K
period 2003-12-31
VOXEL
filed 2008-06-18
CIK 927472

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2003

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

Transitional Small Business Disclosure Format (check one) Yes No X

                                      VOXEL

                                TABLE OF CONTENTS


                                                                            Page
                                     Part I
Item 1.  Business.............................................................1

Item 1A. Risk Factors.........................................................8

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

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
           and Issuer Purchases of Equity Securities..........................13

Item 6.  Selected Financial Data..............................................16

Item 7.  Management's Discussion and Analysis.................................16

Item 8.  Financial Statements and Supplementary Data..........................18

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure...............................26

Item 9A(T). Controls and Procedures...........................................26

Item 9B.  Other Information...................................................27

                                    Part III

Item 10. Directors, Executive Officers, and Corporate Governance..............27

Item 11. Executive Compensation...............................................27

Item 12. Security Ownership of Certain Beneficial Owners
         and Management.......................................................28

Item 13. Certain Relationships and Related Transactions.......................28

Item 14. Principal Accountant fees and services...............................29

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules. ...........................30

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



         2003                                              HIGH       LOW


        First Quarter.................................... $ 0.001   $ 0.001
        Second Quarter................................... $ 0.001   $ 0.001
        Third Quarter.................................... $ 0.003   $ 0.001
        Fourth Quarter................................... $ 0.001   $ 0.001

         2002

        First Quarter.................................... $ 0.00    $ 0.00
        Second Quarter................................... $ 0.00    $ 0.00
        Third Quarter.................................... $ 0.00    $ 0.00
        Fourth Quarter................................... $ 0.00    $ 0.00



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

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

         On May 14, 2008, we received $25,000 through the sale of a total of 10,000,000 shares of Series B Preferred Stock to Corporate Services International, Inc. an entity owned and controlled by our officer and director, Michael Anthony. In addition to the $25,000 capital investment, Corporate Services International, has loaned the Company a total of $31,395 as of the date of this Registration Statement. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of December 31, 2007 the Company had current liabilities of $51,399. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

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


                                         Voxel
                                     Balance Sheet
                                      (unaudited)
                                  (Successor Company)

                                                                   December 31,
                                                            -------------------------
                                                               2003           2002
                                                            ----------     ----------


                                  ASSETS
Current assets
Cash                                                        $        0     $        0
Prepaid expenses                                                     0              0
                                                            ----------     ----------
  Total current assets                                               0              0

Assets from discontinued operations held for sale:
Equipment, net                                                       0              0
                                                            ----------     ----------
Total Assets                                                $        0     $        0
                                                            ----------     ----------

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade                                      $        0     $        0
Current portion of long term debt                                    0              0
                                                            ----------     ----------
 Total current liabilities                                           0              0

Stockholders' Equity:
Common stock-15,000,000 authorized no par value
8,447,014 issued & outstanding                                       0              0
Retained Earnings                                                    0              0
                                                            ----------     ----------
Total Stockholders' Equity                                           0              0
                                                            ----------     ----------
Total Liabilities & Stockholders' Equity                    $        0     $        0
                                                            ----------     ----------

See Summary of Significant Accounting Policies and Notes to Financial Statements.






                                              Voxel
                                     Statement of Operations
                                           (unaudited)
                                       (Successor Company)
                                     Years Ended December 31,

                                                                          2003           2002
                                                                       ----------     ----------


Revenue                                                                $        0     $        0

Costs & Expenses:
  General & administrative                                                      0              0
  Interest                                                                      0              0
                                                                       ----------     ----------
  Total Costs & Expenses                                                        0              0

Loss from continuing operations before income taxes, extraordinary
gain and discontinued operations                                                0              0

Discontinued operations:
  Loss from discontinued operations (net of taxes)                              0              0
 excess of liabilities over fair value of assets transferred to
bankruptcy trustee                                                              0              0
                                                                       ----------     ----------
Loss from discontinued operations                                               0              0

Income taxes                                                                    0              0
                                                                       ----------     ----------
Net Loss                                                               $        0     $        0
                                                                       ----------     ----------

Basic and diluted per share amounts:
Continuing operations                                                         Nil            Nil
Discontinued operations                                                       Nil            Nil
                                                                       ----------     ----------
Basic and diluted net loss                                                    Nil            Nil
                                                                       ----------     ----------

                                                                       ----------     ----------
Weighted average shares outstanding (basic & diluted)                   8,447,014      8,447,014
                                                                       ----------     ----------

See Summary of Significant Accounting Policies and Notes to Financial Statements.





                                        Voxel
                               Statement of Cash Flows
                                     (unaudited)
                                 (Successor Company)
                               Year Ended December 31,


                                                            2003            2002
                                                          ----------     ----------

Cash flows from operating activities:
Net Loss                                                  $        0     $        0
Adjustments required to reconcile net loss
      to cash used in operating activities:
None                                                               0              0
                                                          ----------     ----------
 Cash used by operating activities:                                0              0
                                                          ----------     ----------


  Cash used in investing activities                                0              0
                                                          ----------     ----------


  Cash generated by financing activities                           0              0
                                                          ----------     ----------

Change in cash                                                     0              0
Cash-beginning of period                                           0              0
                                                          ----------     ----------
Cash-end of period                                        $        0     $        0
                                                          ----------     ----------


See Summary of Significant Accounting Policies and Notes to Financial Statements.





                                         Voxel
                           Statement of Stockholders' Equity
                                      (unaudited)
                                  (Successor Company)

                                                Common Stock
                                   -------------------------------------------
                                   Shares      Common       Subscriptions   Deficit
                                   Shares       Stock        Receivable    Accumulated
                                   ------       -----        ----------    -----------

Balance at December 31, 2001     8,447,014             0     $       0     $       0
Net Income                                                                         0
Balance at December 31, 2002     8,447,014     $       0     $       0     $       0
Net Income                                                                         0
Balance at December 31, 2003     8,447,014     $       0     $       0     $       0


                                      VOXEL
                               (Successor Company)
                                 BACKGROUND AND
                         SIGNIFICANT ACCOUNTING POLICIES
                                December 31, 2003



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

                                      VOXEL
                               (Successor Company)
                                   (unaudited)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003



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

            It is the responsibility of the chief executive officer and chief financial officer of Voxel to establish and maintain a system for internal controls over financial reporting such that Voxel properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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

       The following tables show, as to the named executive officers, certain information concerning stock options:

OPTION GRANTS DURING 2007

                         PERCENT OF
          NUMBER OF      TOTAL OPTIONS
          SECURITIES     GRANTED TO          EXERCISE OR
          UNDERLYING     EMPLOYEES IN        BASE PRICE     EXPIRATION
NAME      OPTIONS        FISCAL YEAR         ($/SH)         DATE
----      -------        -----------         ------         ----


NONE


AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES
                                            NUMBER OF SECURITIES
          ACQUIRED         VALUE            UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED IN
NAME      ON EXERICSE      REALIZED          OPTIONS AT FY-END (#)           THE MONEY OPTIONS
----      -----------      --------       -------------------------       --------------------------
                                          EXERCISABLE  UNEXERCISABLE      EXERCISABLE  UNEXERCISABLE
                                          -----------  -------------      -----------  -------------

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

         The Company was billed a total of $0 for the fiscal years ended December 31, 2002 and 2003 inclusive for professional services rendered by the principal accountant for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our registration statement and review of the quarterly financial statements of the Company's acquiree.

AUDIT RELATED FEES

         There were $0 in audit related fees for the fiscal years ended December 31, 2002 and 2003. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

         There were no tax fees for the fiscal year ended December 31, 2003. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The Company's financial statements for the fiscal years ended December 31, 2002 and 2003 are attached hereto as F-1 through F-


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