Form 10-K
period 2005-12-31
VOXEL
filed 2008-06-18
CIK 927472

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2005

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



         2005                                            HIGH       LOW


        First Quarter.................................. $ 0.003    $ 0.002
        Second Quarter................................. $ 0.002    $ 0.001
        Third Quarter.................................. $ 0.001    $ 0.001
        Fourth Quarter................................. $ 0.001    $ 0.001



         2004

        First Quarter.................................. $ 0.001    $ 0.001
        Second Quarter................................. $ 0.001    $ 0.001
        Third Quarter.................................. $ 0.001    $ 0.001
        Fourth Quarter................................. $ 0.001    $ 0.001


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


                                         Voxel
                                     Balance Sheet
                                      (unaudited)
                                  (Successor Company)

                                                                   December 31,
                                                            -------------------------
                                                               2005            2004
                                                            ----------     ----------


                                  ASSETS
Current assets
Cash                                                        $        0     $        0
Prepaid expenses                                                     0              0
                                                            ----------     ----------
  Total current assets                                               0              0

Assets from discontinued operations held for sale:
Equipment, net                                                       0              0


Total Assets                                                $        0     $        0
                                                            ----------     ----------

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade                                      $        0     $        0
Current portion of long term debt                                    0              0
                                                            ----------     ----------
 Total current liabilities                                           0              0

Stockholders' Equity:
Common stock-15,000,000 authorized no par value
8,447,014 issued & outstanding                                       0              0
Retained Earnings                                                    0              0
                                                            ----------     ----------
Total Stockholders' Equity                                           0              0


Total Liabilities & Stockholders' Equity                    $        0     $        0
                                                            ----------     ----------


See Summary of Significant Accounting Policies and Notes to Financial Statements.





                                                Voxel
                                       Statement of Operations
                                             (unaudited)
                                         (Successor Company)
                                      Years Ended December 31,

                                                                              2005               2004
                                                                     --------------    ---------------


Revenue                                                                $        0     $        0

Costs & Expenses:
  General & administrative                                                      0              0
  Interest                                                                      0              0
                                                                       ----------     ----------
  Total Costs & Expenses                                                        0              0

Loss from continuing operations before income taxes, extraordinary
gain and discontinued operations                                                0              0

Discontinued operations:
  Loss from discontinued operations (net of taxes)                              0              0
 excess of liabilities over fair value of assets transferred to
bankruptcy trustee                                                              0              0
                                                                       ----------     ----------
Loss from discontinued operations                                               0              0

Income taxes                                                                    0              0


Net Loss                                                               $        0     $        0
                                                                       ----------     ----------

Basic and diluted per share amounts:
Continuing operations                                                         Nil            Nil
Discontinued operations                                                       Nil            Nil
                                                                       ----------     ----------
Basic and diluted net loss                                                    Nil            Nil
                                                                       ----------     ----------


Weighted average shares outstanding (basic & diluted)                   8,447,014      8,447,014
                                                                       ----------     ----------

See Summary of Significant Accounting Policies and Notes to Financial Statements.




                                        Voxel
                               Statement of Cash Flows
                                     (unaudited)
                                 (Successor Company)
                               Year Ended December 31,


                                                             2005          2004
                                                          ----------     ----------

Cash flows from operating activities:
Net Loss                                                  $        0     $        0
Adjustments required to reconcile net loss
      to cash used in operating activities:
None                                                               0              0
                                                          ----------     ----------
 Cash used by operating activities:                                0              0
                                                          ----------     ----------


  Cash used in investing activities                                0              0
                                                          ----------     ----------


  Cash generated by financing activities                           0              0
                                                          ----------     ----------

Change in cash                                                     0              0
Cash-beginning of period                                           0              0
                                                          ----------     ----------
Cash-end of period                                        $        0     $        0
                                                          ----------     ----------

See Summary of Significant Accounting Policies and Notes to Financial Statements.




                                          Voxel
                            Statement of Stockholders' Equity
                                       (unaudited)
                                   (Successor Company)

                                               Common Stock
                                  ---------------------------------------
                                                 Common      Subscriptions    Deficit
                                  Shares         Stock        Receivable    Accumulated
                                  ------         -----        ----------    -----------

Balance at December 31, 2003     8,447,014             0     $       0     $       0
Net Income                                                                         0
Balance at December 31, 2004     8,447,014     $       0     $       0     $       0
Net Income                                                                         0
Balance at December 31, 2005     8,447,014     $       0     $       0     $       0

                                      VOXEL
                               (Successor Company)
                                 BACKGROUND AND
                         SIGNIFICANT ACCOUNTING POLICIES
                                December 31, 2005


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

                                      VOXEL
                               (Successor Company)
                                   (unaudited)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


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

            It is the responsibility of the chief executive officer and chief financial officer of Voxel to establish and maintain a system for internal controls over financial reporting such that Voxel properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of

December 31, 2005, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

         The Company was billed a total of $0 for the fiscal years ended December 31, 2004 and 2005 inclusive for professional services rendered by the principal accountant for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our registration statement and review of the quarterly financial statements of the Company's acquiree.

AUDIT RELATED FEES

            There were $0 in audit related fees for the fiscal years ended December 31, 2004 and 2005. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

            There were no tax fees for the fiscal year ended December 31, 2005. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The Company's financial statements for the fiscal years ended December 31, 2004 and 2005 are attached hereto as F-1 through F-


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