Form 10-Q
period 2007-06-30
VOXEL
filed 2008-06-18
CIK 927472

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2007

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

                                      VOXEL

                                TABLE OF CONTENTS


                                                                            Page

                                     Part I

Item 1.  Financial Statements............................................      3

Item 2.  Management's Discussion and Analysis............................      8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......     17

Item 4T. Controls and Procedures.........................................     17

                                     Part II

Item 1.  Legal Proceedings...............................................     18

Item 1A. Risk Factors....................................................     18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....     22

Item 3.  Default Upon Senior Securities..................................     22

Item 4.  Submission of Matters to a Vote of Security Holders.............     22

Item 5.  Controls and Procedures.........................................     22

Item 6.  Exhibits........................................................     23

Signatures...............................................................     24


                                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

                                                    Voxel
                                                Balance Sheet
                                             (Successor Company)


                                                                              June 30,         December 31,
                                                                           --------------     --------------
                                                                                2007               2006
                                                                           --------------     --------------
                                                                             (unaudited)
                                  ASSETS

Current assets
Cash                                                                       $            0     $            0
Prepaid expenses                                                                        0                  0
                                                                           --------------     --------------
  Total current assets                                                                  0                  0
                                                                           --------------     --------------
  Total Assets                                                             $            0     $            0
                                                                           --------------     --------------

                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable-trade                                                     $            0     $            0
Accrued expenses                                                                        0                  0
Due to related parties                                                                201                  0
Settlement payable                                                                      0                  0
                                                                           --------------     --------------
  Total current liabilities                                                           201                  0

Stockholders' Deficiency:
Common stock-15,000,000 authorized no par value
8,447,014 issued & outstanding                                                      4,500                  0
Accumulated Deficit                                                                (4,701)                 0
                                                                           --------------     --------------
  Total Stockholders' Deficiency                                                     (201)                 0
                                                                           --------------     --------------
  Total Liabilities & Stockholders' Deficiency                             $            0     $            0
                                                                           --------------     --------------


                             See notes to unaudited interim financial statements.


                                                                Voxel
                                                       Statement of Operations
                                                             (unaudited)
                                                         (Successor Company)


                                                                  Three Months Ended June 30,          Six Months Ended June 30,
                                                               --------------    --------------    --------------    --------------
                                                                    2007              2006              2007              2006
                                                               --------------    --------------    --------------    --------------

Revenue                                                        $            0    $            0    $            0    $            0

Costs & Expenses:
  General & administrative                                              4,701                 0             4,701                 0
  Interest                                                                  0                 0                 0                 0
                                                               --------------    --------------    --------------    --------------
  Total Costs & Expenses                                                4,701                 0             4,701                 0

Loss from continuing operations before income taxes                    (4,701)                0            (4,701)                0
Income taxes                                                                0                 0                 0                 0
                                                               --------------    --------------    --------------    --------------
Net Loss                                                              ($4,701)   $            0           ($4,701)   $            0
                                                               --------------    --------------    --------------    --------------

Basic and diluted per share amounts:
Continuing operations                                                     Nil               Nil               Nil               Nil
                                                               --------------    --------------    --------------    --------------
Basic and diluted net loss                                                Nil               Nil               Nil               Nil
                                                               --------------    --------------    --------------    --------------

Weighted average shares outstanding (basic & diluted)               8,447,014         8,447,014         8,447,014         8,447,014
                                                               --------------    --------------    --------------    --------------


                                        See notes to unaudited interim financial statements.


                                                 Voxel
                                        Statement of Cash Flows
                                              (unaudited)
                                          (Successor Company)


                                                                        Six Months Ended June. 30,
                                                                     ---------------------------------
                                                                          2007               2006
                                                                     --------------     --------------

Cash flows from operating activities:
Net Loss                                                                    ($4,701)    $            0
Adjustments required to reconcile net loss
  to cash used in operating activities:
Fair value of services provided by related parties                            4,500
Expenses paid by related parties                                                201                  0
                                                                     --------------     --------------
Cash used by operating activities:                                                0                  0
                                                                     --------------     --------------

  Cash used in investing activities                                               0                  0
                                                                     --------------     --------------

  Cash generated by financing activities                                          0                  0
                                                                     --------------     --------------

Change in cash                                                                    0                  0
Cash-beginning of period                                                          0                  0
                                                                     --------------     --------------
Cash-end of period                                                   $            0     $            0
                                                                     --------------     --------------


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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2007 and 2006. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

4.    NEW ACCOUNTING STANDARDS

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108"). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year beginning July 1, 2007. We are currently evaluating the effect that the adoption of SAB 108 will have on our results of operations and financial

In June 2006, the FASB issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

5.    RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE:

FAIR VALUE OF SERVICES:
The sole director provided, without cost to the Company, his services, valued at $2,000 per month through June 30, 2007, which totaled $4,000 for the six-month period then ended. The sole director also provided, without cost to the Company, office space valued at $250 per month, which totaled $500 for the six-month period ended June 30, 2007. The total of these expenses was $4,500 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

      The principal stockholder provided, without cost to the Company, his services, valued at $2,000 per month through June, 2007, which totaled $4,000 for the six month period then ended. The principal stockholder also provided, without cost to the Company, office space valued at $250 per month, which totaled $500 for the six month period ended June 30, 2007. The total of these expenses was $4,500 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

ITEM 4T. CONTROLS AND PROCEDURES

      It is the responsibility of the chief executive officer and chief financial officer of Voxel to establish and maintain a system for internal controls over financial reporting such that Voxel properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2007, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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