Form 10-Q
period 2007-09-30
VOXEL
filed 2008-06-18
CIK 927472

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: September 30, 2007

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


                                    PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

                                                Voxel
                                            Balance Sheet
                                         (Successor Company)


                                                                    September 30,       December 31,
                                                                    --------------     --------------
                                                                         2007               2006
                                                                    --------------     --------------
                                                                     (unaudited)
                              ASSETS

Current assets
Cash                                                                $            0     $            0
Prepaid expenses                                                                 0                  0
                                                                    --------------     --------------
  Total current assets                                                           0                  0
                                                                    --------------     --------------
  Total Assets                                                      $            0     $            0
                                                                    --------------     --------------

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable-trade                                              $            0     $            0
Accrued expenses                                                                 0                  0
Due to related parties                                                      23,007                  0
                                                                    --------------     --------------
  Total current liabilities                                                 23,007                  0

Stockholders' Deficiency:
Common stock-15,000,000 authorized no par value
8,447,014 issued & outstanding                                               11,250                 0
Accumulated Deficit                                                        (34,257)                 0
                                                                    --------------     --------------
  Total Stockholders' Deficiency                                           (23,007)                 0
                                                                    --------------     --------------
  Total Liabilities & Stockholders' Deficiency                      $            0     $            0
                                                                    --------------     --------------


                         See notes to unaudited interim financial statements.


                                                                Voxel
                                                       Statement of Operations
                                                             (unaudited)
                                                         (Successor Company)


                                                                 Three Months Ended Sept. 30          Nine Months Ended Sept. 30
                                                               --------------------------------    --------------------------------
                                                                    2007              2006              2007              2006
                                                               --------------    --------------    --------------    --------------

Revenue                                                        $            0    $            0    $            0    $            0

Costs & Expenses:
  General & administrative                                             29,556                 0            34,257                 0
  Interest                                                                  0                 0                 0                 0
                                                               --------------    --------------    --------------    --------------
  Total Costs & Expenses                                               29,556                 0            34,257                 0

Loss from continuing operations before income taxes                   (29,556)                0           (34,257)                0
Income taxes                                                                0                 0                 0                 0
                                                               --------------    --------------    --------------    --------------

Net Loss                                                             ($29,556)   $            0          ($34,257)   $            0
                                                               --------------    --------------    --------------    --------------

Basic and diluted per share amounts:
Continuing operations                                                     Nil               Nil               Nil               Nil
                                                               --------------    --------------    --------------    --------------
Basic and diluted net loss                                                Nil               Nil               Nil               Nil
                                                               --------------    --------------    --------------    --------------

Weighted average shares outstanding (basic & diluted)               8,447,014         8,447,014         8,447,014         8,447,014
                                                               --------------    --------------    --------------    --------------


                                        See notes to unaudited interim financial statements.


                                                 Voxel
                                        Statement of Cash Flows
                                              (unaudited)
                                          (Successor Company)


                                                                       Nine Months Ended Sept. 30,
                                                                    ---------------------------------
                                                                         2007               2006
                                                                    --------------     --------------

Cash flows from operating activities:
Net Loss                                                                  ($34,257)    $            0
Adjustments required to reconcile net loss
  to cash used in operating activities:
Fair value of services provided by related parties                          11,250
Expenses paid by related parties                                            23,007                  0
                                                                    --------------     --------------
Cash used by operating activities:                                               0                  0
                                                                    --------------     --------------

  Cash used in investing activities                                              0                  0
                                                                    --------------     --------------

  Cash generated by financing activities                                         0                  0
                                                                    --------------     --------------

Change in cash                                                                   0                  0
Cash-beginning of period                                                         0                  0
                                                                    --------------     --------------
Cash-end of period                                                  $            0     $            0
                                                                    --------------     --------------


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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2007 and 2006. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

5.    RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE:

FAIR VALUE OF SERVICES:
The sole director provided, without cost to the Company, his services, valued at $2,000 per month through September 30, 2007, which totaled $10,000 for the nine-month period then ended. The sole director also provided, without cost to the Company, office space valued at $250 per month, which totaled $1,250 for the nine-month period ended September 30, 2007. The total of these expenses was $11,250 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

      The principal stockholder provided, without cost to the Company, his services, valued at $2,000 per month for through September 30, 2007, which totaled $10,000 for the nine month period ended September 30, 2007. The principal stockholder also provided, without cost to the Company, office space valued at $250 per month, which totaled $1,250 for the nine month period ended September 30, 2007. The total of these expenses was $11,250 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

ITEM 4T. CONTROLS AND PROCEDURES

      It is the responsibility of the chief executive officer and chief financial officer of Voxel to establish and maintain a system for internal controls over financial reporting such that Voxel properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2007, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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

ADDITIONAL FINANCING REQUIREMENTS

      Voxel has no revenues and is dependent upon the willingness of management to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. As of December, 2007 Voxel has paid $69,395 for general and administrative expenses, including accounting fees, reinstatement fees, and other professional fees related to the preparation and filing of this Form 10-K and the numerous Form 10-K's and Form 10-Q's necessary to bring the Company current with its filing obligations under the Exchange Act. We may not generate any revenues unless and until the commencement of new business operations. We believe that management or an affiliate of management will continue to provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. In the event that our available funds from our management and affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

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