Form 10-K
period 2007-12-31
VOXEL
filed 2008-06-18
CIK 927472

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2007

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

Transitional Small Business Disclosure Format (check one) Yes No X

                                      VOXEL

                                TABLE OF CONTENTS


                                                                            Page
                                     Part I
Item 1.  Business.............................................................

Item 1A. Risk Factors.........................................................

Item 2.  Properties...........................................................

Item 3.  Legal Proceedings....................................................

Item 4.  Submission of Matters to a Vote of Security Holders..................

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
           and Issuer Purchases of Equity Securities..........................

Item 6.  Selected Financial Data..............................................

Item 7.  Management's Discussion and Analysis.................................

Item 8.  Financial Statements and Supplementary Data..........................

Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.............................

Item 9A(T). Controls and Procedures...........................................

Item 9B. Other Information....................................................

                                    Part III

Item 10. Directors, Executive Officers, and Corporate Governance..............

Item 11. Executive Compensation...............................................

Item 12. Security Ownership of Certain Beneficial Owners
           and Management.....................................................

Item 13. Certain Relationships and Related Transactions.......................

Item 14. Principal Accountant fees and services...............................

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules. ...........................

Signatures....................................................................

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

         2007                                                  HIGH       LOW

        First Quarter...................................... $ 0.003    $ 0.002
        Second Quarter..................................... $ 0.002    $ 0.001
        Third Quarter...................................... $ 0.001    $ 0.001
        Fourth Quarter..................................... $ 0.001    $ 0.001



         2006

        First Quarter...................................... $ 0.003    $ 0.002
        Second Quarter..................................... $ 0.002    $ 0.001
        Third Quarter...................................... $ 0.001    $ 0.001
        Fourth Quarter..................................... $ 0.001    $ 0.001


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

         The principal stockholder provided, without cost to the Company, his services, valued at $2,000 per month through December 31, 2007 which totaled $16,000 for the twelve month period ended December 31, 2007. The principal stockholder also provided, without cost to the Company, office space valued at $250 per month, which totaled $2,000 for the twelve month period ended December 31, 2007. The total of these expenses was $18,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                MICHAEL F. CRONIN
                           CERTIFIED PUBLIC ACCOUNTANT
                                ORLANDO, FL 32708



Board of Directors and Shareholders
Voxel (as Successor Company)
West Palm Beach, Florida

I have audited the accompanying balance sheets of Voxel (Successor Company) as of December 31, 2007 and 2006 and the related statements of operations, stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Voxel (Successor Company) as of December 31, 2007 and 2006 and the results of its operations, its cash flows and changes in stockholders' equity for the years then ended in conformity with accounting principles generally accepted in the United States.


June 11, 2008


/s/ Michael F. Cronin
---------------------
Michael F. Cronin

Certified Public Accountant



                                      Voxel
                                  Balance Sheet
                               (Successor Company)

                                                              December 31,
                                                         ----------------------
                                                           2007          2006
                                                         --------      --------


                             ASSETS
Current assets
Cash                                                     $      0      $      0
Prepaid expenses                                                0             0
                                                         --------      --------
  Total current assets                                          0             0
                                                         --------      --------
Total Assets                                             $      0      $      0
                                                         --------      --------

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable-trade                                   $      0      $      0
Accrued expenses                                                0             0
Due to related parties                                     51,395             0
Current portion of long term debt                               0             0
                                                         --------      --------
 Total current liabilities                                 51,395             0

Stockholders' Deficiency:
Common stock-15,000,000 authorized no par value
8,447,014 issued & outstanding                             18,000             0
Accumulated Deficit                                       (69,395)            0
                                                         --------      --------
Total Stockholders' Deficiency                            (51,395)            0
                                                         --------      --------
Total Liabilities & Stockholders' Deficiency             $      0      $      0
                                                         --------      --------

See Summary of Significant Accounting Policies and Notes to Financial
Statements.




                                         Voxel
                                Statement of Operations
                                  (Successor Company)
                                Years Ended December 31,

                                                             2007             2006
                                                          -----------      -----------


Revenue                                                   $         0      $         0

Costs & Expenses:
  General & administrative                                     69,395                0
  Interest                                                          0                0
                                                          -----------      -----------
  Total Costs & Expenses                                       69,395                0
Loss from continuing operations before income taxes           (69,395)               0

Income taxes                                                        0                0
                                                          -----------      -----------
Net Loss                                                  ($   69,395)     $         0
                                                          -----------      -----------

Basic and diluted per share amounts:
Continuing operations                                             Nil              Nil
                                                          -----------      -----------
Basic and diluted net loss                                        Nil              Nil
                                                          -----------      -----------

                                                          -----------      -----------
Weighted average shares outstanding (basic & diluted)       8,447,014        8,447,014
                                                          -----------      -----------

See Summary of Significant Accounting Policies and Notes to Financial
Statements.





                                      Voxel
                             Statement of Cash Flows
                               (Successor Company)
                             Year Ended December 31,


                                                         2007          2006
                                                       --------      --------

Cash flows from operating activities:
Net Loss                                               ($69,395)     $      0
Adjustments required to reconcile net loss
      to cash used in operating activities:
Fair value of services provided by related parties       38,000
Expenses paid by related parties                         31,395             0
                                                       --------      --------
 Cash used by operating activities:                           0             0
                                                       --------      --------


  Cash used in investing activities                           0             0
                                                       --------      --------

  Cash generated by financing activities                      0             0
                                                       --------      --------

Change in cash                                                0             0
Cash-beginning of period                                      0             0
                                                       --------      --------
Cash-end of period                                     $      0      $      0
                                                       --------      --------

See Summary of Significant Accounting Policies and Notes to Financial
Statements.



                                                     Voxel
                                     Statement of Stockholders' Deficiency
                                              (Successor Company)

                                                                Common Stock
                                                      ------------------------------------------
                                                      Shares          Common       Subscriptions     Accumulated
                                                      Shares           Stock        Receivable        Deficit
                                                      ------           -----        ----------        -------

Balance at December 31, 2005                          8,447,014               0              0              0
Net Income                                                                                                  0
Balance at December 31, 2006                          8,447,014               0     $        0     $        0
Fair value of services provided by related party                         18,000
Net Loss                                                                                              (69,395)
Balance at December 31, 2007                          8,447,014      $   18,000     $        0     ($  69,395)



See Summary of Significant Accounting Policies and Notes to Financial
Statements.


                                      VOXEL
                               (Successor Company)
                                 BACKGROUND AND
                         SIGNIFICANT ACCOUNTING POLICIES
                                December 31, 2007




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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2007 or 2006.


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




SELECTED RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, FASB issued FASB Statement No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES." FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

In December 2007, the FASB issued SFAS No. 141(R), "BUSINESS COMBINATIONS" This Statement replaces SFAS No. 141, "BUSINESS COMBINATIONS." This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its financial statements, the Company will be required to expense costs related to any acquisition after September 30, 2009.

                                      VOXEL
                               (Successor Company)
                                   (unaudited)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007



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

Our net operating loss carryovers and unused tax credits considered available to reduce future income taxes were reduced or eliminated through our 1998 bankruptcy proceedings and recent change of control (I.R.C. Section 382(a)) and the continuity of business limitation of I.R.C. Section 382(c).

We have a current operating loss carry-forward of $32,000 resulting in deferred tax assets of $10,000. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

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

         PREFERRED STOCK

On October 31, 2007 the Board of Directors adopted resolutions reducing the authorized Series C Preferred Stock (of which none were issued and outstanding) to zero and creating a class of Series B Preferred Stock comprised of 10,000,000 shares. Each share of Series B Preferred Stock entitles the holder thereof to preferred dividends at the annual rate of eight cents ($.08), ten (10) votes on all matters put to a vote of stockholders, the right to convert each share into ten (10) shares of common stock and a liquidation preference of $1.00 per share. The Company filed amendments to the articles of incorporation to reflect these capital changes on November 24, 2007 and December 22, 2007 respectively.

         FAIR VALUE OF SERVICES:

The sole director provided, without cost to the Company, his services, valued at $2,000 per month through December 31, 2007, which totaled $16,000 for the year then ended. The sole director also provided, without cost to the Company, office space valued at $250 per month, which totaled $2,000 for the year ended December 31, 2007. The total of these expenses was $18,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

6. RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE:

DUE RELATED PARTIES: Amounts due related parties consist of corporate reinstatement expenses paid by the principal shareholder prior to the establishment of a bank account. Such items totaled $31,395 at December 31, 2007. Legal services provided to the company by Laura Anthony through Legal & Compliance, LLC (Michael Anthony's spouse) were valued at $20,000 and was unpaid at December 31, 2007.


7. SUBSEQUENT EVENTS:

On January 10, 2008 Corporate Services International agreed to contribute a total of $25,000 as paid in capital to Voxel in exchange for 10,000,000 shares of Series B Preferred Stock.



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

            It is the responsibility of the chief executive officer and chief financial officer of Voxel to establish and maintain a system for internal controls over financial reporting such that Voxel properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2007, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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
a group (1 persons)

5% Owners:

None

--------------
(1) Based on 8,447,014 shares of common stock and 10,000,000 shares of Series B Preferred Stock outstanding as of June 17, 2008.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

            The Company was billed a total of $3,000 for the fiscal years ended December 31, 2006 and 2007 inclusive for professional services rendered by the principal accountant for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our registration statement and review of the quarterly financial statements of the Company's acquiree.

AUDIT RELATED FEES

            There were $0 in audit related fees for the fiscal years ended December 31, 2006 and 2006. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

            There were no tax fees for the fiscal year ended December 31, 2007. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The Company's financial statements for the fiscal years ended December 31, 2006 and 2007 are attached hereto as F-1 through F-


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