Form 10-Q
period 2008-06-30
VOXEL
filed 2008-08-06
CIK 927472

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,447,014 as of August 6, 2008

                                      VOXEL

                                TABLE OF CONTENTS


                                                                            Page
                                     Part I

Item 1.   Financial Statements ............................................... 2

Item 2.   Management's Discussion and Analysis................................ 6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......... 14

Item 4T.  Controls and Procedures............................................ 14

                                    Part II

Item 1.   Legal Proceedings.................................................. 15

Item 1A.  Risk Factors

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds........ 15

Item 3.   Default Upon Senior Securities..................................... 19

Item 4.   Submission of Matters to a Vote of Security Holders................ 19

Item 5.   Controls and Procedures............................................ 19

Item 6.   Exhibits


Signatures................................................................... 20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                                      Voxel
                                  Balance Sheet
                               (Successor Company)

                                                           June 30,     December 31,
                                                             2008           2007
                                                          ---------      ---------
                                                          (unaudited)

                              ASSETS

Current assets
Cash                                                      $  22,899      $       0
Prepaid expenses                                                  0              0
                                                          ---------      ---------
  Total current assets                                       22,899              0
                                                          ---------      ---------
Total Assets                                              $  22,899      $       0
                                                          ---------      ---------

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable-trade                                    $       0      $       0
Accrued expenses                                             37,800              0
Due to related parties                                       51,901         51,395
                                                          ---------      ---------
 Total current liabilities                                   89,701         51,395

Stockholders' Deficiency:
Preferred "B" stock-10,000,000 issued & outstanding          25,000              0
Common stock-15,000,000 authorized no par value
 8,447,014 issued & outstanding                              31,500         18,000
Accumulated Deficit                                        (123,302)       (69,395)
                                                          ---------      ---------
Total Stockholders' Deficiency                              (66,802)       (51,395)
                                                          ---------      ---------
Total Liabilities & Stockholders' Deficiency              $  22,899      $       0
                                                          ---------      ---------


See notes to unaudited interim financial statements.






                                                             Voxel
                                                    Statement of Operations
                                                          (unaudited)
                                                      (Successor Company)



                                                                Three Months Ended June 30,        Six Months Ended June 30
                                                                   2008             2007             2008           2007
                                                               -----------      -----------      -----------      -----------


Revenue                                                        $         0      $         0      $         0      $         0

Costs & Expenses:
  General & administrative                                          39,926            4,701           53,907            4,701
  Interest                                                               0                0                0                0
                                                               -----------      -----------      -----------      -----------
  Total Costs & Expenses                                            39,926            4,701           53,907            4,701

Loss from continuing operations before income taxes                (39,926)          (4,701)         (53,907)          (4,701)
Income taxes                                                             0                0                0                0
                                                               -----------      -----------      -----------      -----------
Net Loss                                                       ($   39,926)     ($    4,701)     ($   53,907)     ($    4,701)
                                                               -----------      -----------      -----------      -----------

Basic and diluted per share amounts:
Continuing operations                                                  Nil              Nil              Nil              Nil
                                                               -----------      -----------      -----------      -----------
Basic and diluted net loss                                             Nil              Nil              Nil              Nil
                                                               -----------      -----------      -----------      -----------

Weighted average shares outstanding (basic & diluted)            8,447,014        8,447,014        8,447,014        8,447,014
                                                               -----------      -----------      -----------      -----------

See notes to unaudited interim financial statements.





                                         Voxel
                                Statement of Cash Flows
                                      (unaudited)
                                  (Successor Company)


                                                               Six Months Ended June 30,
                                                               ----------------------
                                                                 2008         2007
                                                               --------      --------

Cash flows from operating activities:
Net Loss                                                       ($53,907)     ($ 4,701)
Adjustments required to reconcile net loss
   to cash used in operating activities:
Fair value of services provided by related parties               13,775         4,500
Expenses paid by related parties                                    231           201
Increase (decrease) in accounts payable & accrued expenses       37,800             0
                                                               --------      --------
 Cash used by operating activities:                              (2,101)            0
                                                               --------      --------
  Cash used in investing activities                                   0             0
                                                               --------      --------

 Cash flows from financing activities:
Proceeds from issuance of preferred stock                        25,000             0
                                                               --------      --------
  Cash generated by financing activities                         25,000             0
                                                               --------      --------

Change in cash                                                   22,899             0
Cash-beginning of period                                              0             0
                                                               --------      --------
Cash-end of period                                             $ 22,899      $      0
                                                               --------      --------
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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2008 and 2007. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

The accounts of any former subsidiaries were not included and were not carried forward.

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

5. RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE:

FAIR VALUE OF SERVICES: The sole director provided, without cost to the Company, his services, valued at $2,000 per month through June 30, 2008, which totaled $12,000 for the six-month period then ended. The sole director also provided, without cost to the Company, office space valued at $250 per month, which totaled $1,500 for the six-month period ended June 30, 2008. The total of these expenses was $13,500 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

DUE RELATED PARTIES: Amounts due related parties consist of corporate reinstatement expenses paid by the principal shareholder prior to the establishment of a bank account. Such items totaled $31,626 at June 30, 2008. Legal services provided to the company by Laura Anthony through Legal & Compliance, LLC (Michael Anthony's spouse) were valued at $20,275 and was unpaid at June 30, 2008.


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

         On July 29, 2008, the Company filed a Preliminary 14C Information Statement with the Securities and Exchange Commission informing the Company shareholders of certain corporate action. In particular, a majority of the Company shareholders consented in writing to a change of domicile from California to Delaware, a change of Company name to Dover Glen, Inc., a reverse split of the common stock in the amount of 1:85 and an increase in the authorized capital stock to 325,000,000 of which 300,000,000 will be classified as common stock, par value $0.001 per share, and 25,000,000 will be classified as Preferred Stock, par value $0.001 per share. Ten Million (10,000,000) shares of the Preferred Stock shall remain Series B Preferred Stock and the remaining fifteen million (15,000,000) shall be issuable in series with such powers, designations, preferences and relative, participating, optional or other specific rights, and qualifications, limitations or restrictions thereof, as the Board may fix from time to time by resolution or resolutions. The corporate actions set forth in the 14C Information Statement will become effective on August 30, 2008 or as soon as possible thereafter.

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

         Voxel has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. On June 30, 2008 Voxel had a cash balance of $22,899. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's or 10KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. The officer and director of Voxel has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

         As of August 6, 2008, Voxel is not in negotiations with, nor does it have any agreements with any potential merger candidate.

Acquisition of Opportunities

         Management owns 10,000,000 shares of Series B Preferred Stock representing 100% of the Series B Preferred Stock. Each share of Series B Preferred Stock entitles the holder to ten (10) votes on any matter submitted to a vote. On August 6, 2008 the total outstanding common stock was 8,447,014 which amount will be reduced to 99,377 following effectiveness of the pending reverse split. Management effectively controls a vote of 92.21% of the total issued and outstanding capital shares of Voxel. As a result, management will have substantial flexibility in identifying and selecting a prospective new business opportunity. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

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

Conflicts of Interest
---------------------

         Our management is not required to commit his full time to our affairs. As a result, pursuing new business opportunities may require a greater period of time than if he would devote his full time to our affairs. Management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of Voxel. Management is currently an officer and director of Econometrics, Inc., a Company substantially similar to Voxel. Management has not identified and is not currently negotiating with a new business opportunity for us. Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a California corporation are required to present certain business opportunities to such corporation. As management has multiple business affiliations, he may have similar legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. However, management will act in what he believes will be in the best interests of the shareholders of Voxel and other respective public companies. Voxel shall not enter into a transaction with a target business that is affiliated with management.

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

OVERVIEW

         Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At June 30, 2008 we had cash assets of $22,899. At June 30, 2008 the Company had current liabilities of $89,701, of which $51,901 are due to related parties.

         We have had no revenues in either the three or six months ended
June 30, 2008 or June 30, 2007. Our operating expenses for the three months ended June 30, 2008 and 2007 were $39,926 and $4,701 respectively. Our operating expenses for the six months ended June 30, 2008 and 2007 were $53,907 and $4,701 respectively. Accordingly, we had a net loss of $39,926 and a net loss per share of $Nil for the three months ended June 30, 2008 and a net loss of $4,701 and a net loss per share of $Nil for the three months ended June 30, 2007. In addition, we had a net loss of $53,907 and a net loss per share of $Nil for the six months ended June 30, 2008 and a net loss of $4,701 and a net loss per share of $Nil for the six months ended June 30, 2007.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

         On May 14, 2008, we received $25,000 through the sale of a total of 10,000,000 shares of Series B Preferred Stock to Corporate Services International, Inc. an entity owned and controlled by our officer and director, Michael Anthony. In addition to the $25,000 capital investment, Corporate Services International has loaned the Company a total of $31,395 as of the date of this Registration Statement. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of June 30, 2008 we have a cash balance of $22,899 and as of June 30, 2008 we had current liabilities of $89,701 of which $51,901 is due to related parties. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

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

         The principal stockholder provided, without cost to the Company, his services, valued at $2,000 per month through June 30, 2008, which totaled $12,000 for the six-month period then ended. The sole director also provided, without cost to the Company, office space valued at $250 per month, which totaled $1,500 for the six-month period ended June 30, 2008. The total of these expenses was $13,500 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

ITEM 4T.  CONTROLS AND PROCEDURES

         It is the responsibility of the chief executive officer and chief financial officer of Voxel to establish and maintain a system for internal controls over financial reporting such that Voxel properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2008, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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

ADDITIONAL FINANCING REQUIREMENTS

         Voxel has no revenues and is dependent upon the willingness of management to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. For the six month period ended June 30, 2008 Voxel has paid approximately $53,907 for general and administrative expenses, including accounting fees, reinstatement fees, and other professional fees related to the preparation and filing of this Form 10-Q and the numerous Form 10-K's and Form 10-Q's necessary to bring the Company current with its filing obligations under the Exchange Act. We may not generate any revenues unless and until the commencement of new business operations. We believe that management or an affiliate of management will continue to provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. In the event that our available funds from our management and affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

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

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES

         Our Articles of Incorporation, as amended, authorize the issuance of 15,000,000 shares of common stock, no par value. As of June 30, 2008, we have 8,447,014 shares issued and outstanding. We may conduct a reverse stock split or issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

         On July 28, 2008 shareholders owning in the aggregate 10,000,000 shares of convertible Series B Preferred Stock representing 92.2% of the total voting rights of all voting capital stock consented in writing to a change of domicile from California to Delaware, a change of Company name to Dover Glen, Inc., a reverse split of the common stock in the amount of 1:85 and an increase in the authorized capital stock to 325,000,000 of which 300,000,000 will be classified as common stock, par value $0.001 per share, and 25,000,000 will be classified as Preferred Stock, par value $0.001 per share. Ten Million (10,000,000) shares of the Preferred Stock shall remain Series B Preferred Stock and the remaining fifteen million (15,000,000) shall be issuable in series with such powers, designations, preferences and relative, participating, optional or other specific rights, and qualifications, limitations or restrictions thereof, as the Board may fix from time to time by resolution or resolutions.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6. EXHIBITS

EXHIBIT
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

3.2         By-laws*

4.1.1 Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series C Preferred Stock dated December 29, 1995*

4.1.2 Amended Officers Certificate Decreasing Authorized Series C Preferred Stock dated November 16, 2007*

4.1.3 Certificate of Determination of Preferences and Rights of Series B Preferred Stock dated December 12, 2007*

31.1 Certification of Principal Executive and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1 Certification of Chief Executive and Chief Financial Officer pursuant to Sarbanes-Oxley Section 906


* Filed with the Company's Form 10-K for the period ended December 31, 1998.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 6, 2008                             VOXEL


                                              By: /s/ Michael Anthony
                                                  ------------------------------
                                                  Name: Michael Anthony
                                                  Title: Chief Executive Officer