Form 10-Q
period 2008-09-30
Dover Glen, Inc.
filed 2008-11-03
CIK 927472

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: September 30, 2008

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0 - 24836

                                DOVER GLEN, INC.
                 (Name of small business issuer in its charter)

                              (former name - VOXEL)

              Delaware                                       33-0301060
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                       Identification No.)

        330 Clematis Street, Suite 217, West Palm Beach, Florida, 33401
              (Address of principal executive offices) (zip code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. [X} Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [X] NO [_]


        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [_] NO [_]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,099,586 as of November 3, 2008

                                      VOXEL

                                TABLE OF CONTENTS


                                                                            Page
                                     Part I
Item 1.  Financial Statements...............................................   1

Item 2.  Management's Discussion and Analysis...............................   6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  14

Item 4T. Controls and Procedures............................................  14

                                     Part II

Item 1.  Legal Proceedings..................................................  14

Item 1A. Risk Factors.......................................................  14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  15

Item 3.  Default Upon Senior Securities.....................................  15

Item 4.  Submission of Matters to a Vote of Security Holders................  16

Item 5.  Controls and Procedures............................................  16

Item 6.  Exhibits...........................................................  17

Signatures..................................................................  18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                                    Dover Glen, Inc.
                                    (formerly Voxel)
                                     Balance Sheet
                                  (Successor Company)

                                                           Sept 30,       December 31,
                                                         ------------     ------------
                                                             2008            2007
                                                         (unaudited)

                                         ASSETS
Current assets
Cash                                                     $      2,849     $          0
Prepaid expenses                                                    0                0
                                                         ------------     ------------
  Total current assets                                          2,849                0
--------------------------------------------------------------------------------------
Total Assets                                             $      2,849     $          0
--------------------------------------------------------------------------------------

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable-trade                                   $          0     $          0
Accrued expenses                                                8,660                0
Due to related parties                                         61,901           51,395
                                                         ------------     ------------
 Total current liabilities                                     70,561           51,395

Stockholders' Deficiency:
Preferred "B" stock-10,000,000 issued & outstanding            25,000                0
Common stock-300,000,000 authorized par value $.001
  99,586 issued & outstanding                                      99
Additional paid-in capital                                     38,151           18,000
Accumulated Deficit                                          (130,962)         (69,395)
                                                         ------------     ------------
Total Stockholders' Deficiency                                (67,712)         (51,395)

--------------------------------------------------------------------------------------
Total Liabilities & Stockholders' Deficiency             $      2,849     $          0
--------------------------------------------------------------------------------------


See notes to unaudited interim financial statements.




                                             Dover Glen, Inc.
                                             (formerly Voxel)
                                         Statement of Operations
                                               (unaudited)
                                           (Successor Company)

                                                          Three Months Ended        Nine Months Ended
                                                               Sept 30,                   Sept 30,
                                                         ---------------------     ---------------------
                                                           2008         2007         2008         2007
                                                         --------     --------     --------     --------


Revenue                                                  $      0     $      0     $      0     $      0

Costs & Expenses:
  General & administrative                                  7,660       29,556       61,567       34,257
  Interest                                                      0            0            0            0
                                                         --------     --------     --------     --------
  Total Costs & Expenses                                    7,660       29,556       61,567       34,257

Loss from continuing operations before income taxes        (7,660)     (29,556)     (61,567)     (34,257)
Income taxes                                                    0            0            0            0
--------------------------------------------------------------------------------------------------------
Net Loss                                                 ($ 7,660)    ($29,556)    ($61,567)    ($34,257)
--------------------------------------------------------------------------------------------------------

Basic and diluted per share amounts:
Continuing operations                                    ($  0.08)    ($  0.30)    ($  0.62)    ($  0.34)
--------------------------------------------------------------------------------------------------------
Basic and diluted net loss                               ($  0.08)    ($  0.30)    ($  0.62)    ($  0.34)
--------------------------------------------------------------------------------------------------------


Weighted average shares outstanding (basic & diluted)      99,586       99,586       99,586       99,586
--------------------------------------------------------------------------------------------------------


See notes to unaudited interim financial statements.




                                  Dover Glen, Inc.
                                  (formerly Voxel)
                               Statement of Cash Flows
                                     (unaudited)
                                 (Successor Company)

                                                            Nine Months Ended Sept 30,
                                                              ---------------------
                                                                2008         2007
                                                              --------     --------

Cash flows from operating activities:
Net Loss                                                      ($61,567)    ($34,257)
Adjustments required to reconcile net loss
   to cash used in operating activities:
Fair value of services provided by related parties              20,525       11,250
Expenses paid by related parties                                   231       23,007
Increase (decrease) in accounts payable & accrued expenses       8,660            0
-----------------------------------------------------------------------------------
  Cash used by operating activities:                           (32,151)           0
-----------------------------------------------------------------------------------


-----------------------------------------------------------------------------------
  Cash used in investing activities                                  0            0
-----------------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from issuance of preferred stock                       25,000            0
Proceeds of borrowings from related parties                     10,000            0
-----------------------------------------------------------------------------------
  Cash generated by financing activities                        35,000            0
-----------------------------------------------------------------------------------

Change in cash                                                   2,849            0
Cash-beginning of period                                             0            0
-----------------------------------------------------------------------------------
Cash-end of period                                            $  2,849     $      0
-----------------------------------------------------------------------------------


See notes to unaudited interim financial statements.

                        DOVER GLEN, INC. (FORMERLY VOXEL)
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

We adopted "fresh-start" accounting as of August 4, 1998 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The results of the discontinued component have been reclassified from continuing operations. On August 12, 2008, we re-domiciled from California to Delaware and changed our name to Dover Glen, Inc.,

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2007 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2008 and 2007. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

3. EARNINGS/LOSS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2007.

4. STOCKHOLDERS' EQUITY:

         COMMON STOCK

On August 12, 2008, through a re-domicile to Delaware, we increased the authorized capital stock to 325,000,000 of which 300,000,000 was classified as common stock, par value $0.001 per share, and 25,000,000 was classified as Preferred Stock, par value $0.001 per share. Also on August 12, 2008, through the re-domicile to Delaware, we enacted a reverse split of the common stock in the amount of 1:85. The merger formula provided that every eighty-five (85) issued and outstanding shares of common stock of the non-surviving corporation be automatically converted into 1 share of common stock of the surviving corporation. Any resulting share ownership interest of fractional shares was rounded up to the first whole integer in such a manner that all rounding was done to the next single share and each and every shareholder would own at least 1 share. The reverse stock split was effective August 12, 2008 for holders of record at August 12, 2008. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2007.

         PREFERRED STOCK

On October 31, 2007 the Board of Directors adopted resolutions reducing the authorized Series C Preferred Stock (of which none were issued and outstanding) to zero and creating a class of Series B Preferred Stock comprised of 10,000,000 shares. Each share of Series B Preferred Stock entitles the holder thereof to preferred dividends at the annual rate of eight cents ($.08), ten (10) votes on all matters put to a vote of stockholders, the right to convert each share into ten (10) shares of common stock and a liquidation preference of $1.00 per share. The Company filed amendments to the articles of incorporation to reflect these capital changes on November 24, 2007 and December 22, 2007 respectively. On January 10, 2008 Corporate Services International agreed to contribute a total of $25,000 as paid in capital to Dover Glen in exchange for 10,000,000 shares of Series B Preferred Stock. 1,000,000 such shares were converted to 10,000,000 shares in October, 2008.

5. RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE:

FAIR VALUE OF SERVICES: The sole director provided, without cost to the Company, his services, valued at $2,000 per month through September 30, 2008, which totaled $18,000 for the nine-month period then ended. The sole director also provided, without cost to the Company, office space valued at $250 per month, which totaled $2,250 for the nine-month period ended September 30, 2008. The total of these expenses was $20,250 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

DUE RELATED PARTIES: Amounts due related parties consist of corporate reinstatement expenses paid by the principal shareholder prior to the establishment of a bank account and $10,000 advanced to the company. Such items totaled $41,626 at September 30, 2008. Legal services provided to the company by Laura Anthony through Legal & Compliance, LLC (Michael Anthony's spouse) were valued at $20,275 and was unpaid at September 30, 2008.

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

History

         Dover Glen, Inc. (formerly Voxel) (the "Company") was originally incorporated in the State of California on April 15, 1988. The Company originally was authorized to issue one million (1,000,000) shares of no par value common stock, however in June, 1998, the authorized common stock was increased to ten million (10,000,000) shares.

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

         On or near October 16, 2008, Corporate Services International, Inc., converted 1,000,000 shares of it Series B Preferred Stock into 10,000,000 shares of common stock.

         Corporate Services International, Inc. is a private services corporation for which Michael Anthony is the sole shareholder, officer and director.

         In addition, from April, 2007 through September, 2008 Corporate Services International lent Voxel $41,626 which funds were used to pay ongoing administrative expenses, including the costs associated with calling and holding the shareholders' meeting.

         On August 12, 2008, the Company filed a Definitive 14C Information Statement with the Securities and Exchange Commission informing the Company shareholders of certain corporate action. In particular, a majority of the Company shareholders consented in writing to a change of domicile from California to Delaware, a change of Company name to Dover Glen, Inc., a reverse split of the common stock in the amount of 1:85 and an increase in the authorized capital stock to 325,000,000 of which 300,000,000 is classified as common stock, par value $0.001 per share, and 25,000,000 will be classified as Preferred Stock, par value $0.001 per share. Ten Million (10,000,000) shares of the Preferred Stock remain Series B Preferred Stock and the remaining fifteen million (15,000,000) shall be issuable in series with such powers, designations, preferences and relative, participating, optional or other specific rights, and qualifications, limitations or restrictions thereof, as the Board may fix from time to time by resolution or resolutions.

         To effectuate the corporate action on August 12, 2008 Voxel the California corporation and Dover Glen, Inc. the Delaware corporation signed and filed Articles of Merger with their respective states, pursuant to which the California Corporation's shareholders received one share of new (Delaware) common stock for every eighty five (85) shares of old (California) common stock they owned. All outstanding shares of the California Corporation's common stock were effectively purchased by the new Delaware Corporation, effectively merging the California Corporation into the Delaware Corporation, and making the Delaware Corporation the surviving entity.

Current Business Plan

         Dover Glen is a shell company in that it has no or nominal operations and either no or nominal assets. At this time, Dover Glen's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

         Dover Glen's common stock has been subject to quotation on the NASDAQ over the counter bulletin board. There is not currently an active trading market in the Company's shares nor do we believe that any active trading market has existed for several years. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

         Management has substantial flexibility in identifying and selecting a prospective new business opportunity. Dover Glen would not be obligated nor does management intend to seek pre-approval by our shareholders.

         Dover Glen may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. Dover Glen may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         Dover Glen intends to promote itself privately. The Company has not yet begun such promotional activities. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

         Dover Glen has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. On September 30, 2008 Dover Glen had a cash balance of $2,849. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's or 10KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. The officer and director of Dover Glen has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and director of the Company with such outside assistance as he may deem appropriate. Management intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company's officer and director. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition and acceptance of products, services, or trades; name identification; and other relevant factors. Management of Dover Glen expects to meet personally with management and key personnel of the business opportunity as part of the investigation. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements are not available.

         The foregoing criteria are not intended to be exhaustive and there may be other criteria that management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, management may be expected to conduct a due diligence review.

         The Officer of Dover Glen has some experience in managing companies similar to our Company and shall mainly rely upon his own efforts, in accomplishing our business purposes. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

         The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, Dover Glen does not intend to obtain funds in one or more private placements or public offerings to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

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

         Dover Glen intends to conduct its activities so as to avoid being classified as an "Investment Company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

         As of November 3, 2008, Dover Glen is not in negotiations with, nor does it have any agreements with any potential merger candidate.

Acquisition of Opportunities

         Management owns 9,000,000 shares of Series B Preferred Stock representing 100% of the Series B Preferred Stock. Each share of Series B Preferred Stock entitles the holder to ten (10) votes on any matter submitted to a vote. In addition, management owns 10,000,000 shares of common stock. On November 3, 2008 the total outstanding common stock was 10,099,586. Management effectively controls a vote of 99% of the total issued and outstanding capital shares of Dover Glen. As a result, management will have substantial flexibility in identifying and selecting a prospective new business opportunity. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

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

         Dover Glen will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

         Dover Glen does not intend to provide its security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

Conflicts of Interest
---------------------

         Our management is not required to commit his full time to our affairs. As a result, pursuing new business opportunities may require a greater period of time than if he would devote his full time to our affairs. Management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of Dover Glen. Management is currently an officer and director of Econometrics, Inc., a Company substantially similar to Dover Glen. Management has not identified and is not currently negotiating with a new business opportunity for us. Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a California corporation are required to present certain business opportunities to such corporation. As management has multiple business affiliations, he may have similar legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. However, management will act in what he believes will be in the best interests of the shareholders of Dover Glen and other respective public companies. Dover Glen shall not enter into a transaction with a target business that is affiliated with management.

COMPETITION

         Dover Glen will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of Dover Glen's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors

GOVERNMENT REGULATIONS

         As a registered corporation, Dover Glen is subject to the reporting requirements of the Securities Exchange Act of 1934 (the "34 Act") which includes the preparation and filing of periodic, quarterly and annual reports on Forms 8K, 10Q and 10K. The 34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act.

Dover Glen is a Blank Check Company
-----------------------------------

         At present, Dover Glen is a development stage company with no revenues and has no specific business plan or purpose. Dover Glen's business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, Dover Glen is a blank check company and any offerings of our securities needs to comply with Rule 419 under the Act. Dover Glen has no current plans to engage in any such offerings.

Dover Glen's Common Stock is a Penny Stock
------------------------------------------

         Dover Glen's common stock is a "penny stock," as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of Dover Glen is subject to the penny stock rules, it may be more difficult to sell our common stock.

EMPLOYEES

         Dover Glen currently has no employees. The business of the Company will be managed by its sole officer and director and such officers or directors which may join the Company in the future, who may become employees of the Company. The Company does not anticipate a need to engage any fulltime employees at this time.

OVERVIEW

         Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At September 30, 2008 we had cash assets of $2,849. At September 30, 2008 the Company had current liabilities of $70,561, of which $61,901 are due to related parties.

         We have had no revenues in either the three or nine months ended September 30, 2008 or September 30, 2007. Our operating expenses for the three months ended September 30, 2008 and 2007 were $7,660 and $29,556 respectively. Our operating expenses for the nine months ended September 30, 2008 and 2007 were $61,567 and $34,257 respectively. Accordingly, we had a net loss of $7,660 and a net loss per share of $.08 for the three months ended September 30, 2008 and a net loss of $29,556 and a net loss per share of $.30 for the three months ended September 30, 2007. In addition, we had a net loss of $61,567 and a net loss per share of $.62 for the nine months ended September 30, 2008 and a net loss of $34,257 and a net loss per share of $.34 for the nine months ended September 30, 2007.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

         On May 14, 2008, we received $25,000 through the sale of a total of 10,000,000 shares of Series B Preferred Stock to Corporate Services International, Inc. an entity owned and controlled by our officer and director, Michael Anthony. In addition to the $25,000 capital investment, Corporate Services International has loaned the Company a total of $41,626 as of the date of this Form 10-Q, of which $10,000 was loaned to the Company in the quarter end September 30, 2008 as a short term loan. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of September 30, 2008 we have a cash balance of $2,849 and as of September 30, 2008 we had current liabilities of $70,561 of which $61,901 is due to related parties. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

         Through the date of this 10Q management related parties have made a capital investment of $25,000 into the Company and have loaned the Company an additional $41,626 for ongoing expenses, of which $10,000 was loaned to the Company in the quarter end September 30, 2008 as a short term loan.

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

         The principal stockholder provided, without cost to the Company, his services, valued at $2,000 per month through September 30, 2008, which totaled $18,000 for the nine-month period then ended. The sole director also provided, without cost to the Company, office space valued at $250 per month, which totaled $2,250 for the nine-month period ended September 30, 2008. The total of these expenses was $20,250 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

         Dover Glen currently plans to satisfy its cash requirements for the next 12 months though its current cash and by borrowing from its officer and director or companies affiliated with its officer and director and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated entities. Dover Glen currently expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes. The Company may explore alternative financing sources, although it currently has not done so.

         Dover Glen will use its limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, the shareholders will experience a dilution in their ownership interest in the Company. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

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

OFF BALANCE SHEET ARRANGEMENTS

         None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable to Dover Glen as a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

            It is the responsibility of the chief executive officer and chief financial officer of Dover Glen to establish and maintain a system for internal controls over financial reporting such that Dover Glen properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2008, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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

         Dover Glen's officer and director is not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.


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

         On November 1, 2007 Corporate Services International agreed to contribute a total of $25,000 as paid in capital to Dover Glen in exchange for 10,000,000 shares of Series B Preferred Stock. The entire $25,000 was paid on May 14, 2008. Each share of Series B Preferred Stock entitles the holder thereof to preferred dividends at the annual rate of eight cents ($.08), ten (10) votes on all matters put to a vote of stockholders, the right to convert each share into ten (10) shares of common stock and a liquidation preference of $1.00 per share. On or near October 16, 2008, Corporate Services International converted 1,000,000 shares of its Series B Preferred Stock into 10,000,000 shares of common stock.

         Dover Glen is to use the proceeds to pay the costs and expenses necessary to revive its business as described under the heading "Current Business Plan". Such expenses include, without limitation, fees to reinstate the Company's corporate charter with the State of California; payment of all past due franchise taxes; settling all past due accounts with the Company's transfer agent; accounting and legal fees; costs associated with bringing the Company current with its filings with the Securities and Exchange Commission, etc.

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

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6. EXHIBITS

EXHIBITS

NUMBER                         DESCRIPTION
------                         -----------


2.1.1 Agreement of Merger between Voxel, a California corporation and Dover Glen, Inc. a Delaware corporation dated August 12, 2008

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

3.1.4           Amended and Restated Articles of Incorporation dated August 2,
                1991*

3.1.5           Certificate of Amendment of Articles of Incorporated dated May
                24, 1993*

3.1.6           Certificate of Amendment of Articles of Incorporated dated June
                24, 1994*

3.1.7 Certificate of Amendment of Articles of Incorporation dated December 22, 1995*

3.1.8           Articles of Incorporation - Voxel Delaware dated September 10,
                2007

3.1.9           Certificate of Amendment to Articles of Incorporation dated June
                25, 2008

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


Date:  November 3, 2008                       Dover Glen, Inc.


                                              By: /s/ Michael Anthony
                                                  ------------------------------
                                                  Name: Michael Anthony
                                                  Title: Chief Executive Officer