Form 10-K/A
period 2007-12-31
PetroAlgae Inc.
filed 2009-03-17
CIK 927472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0—24836

PETROALGAE INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0301060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 S. Harbor City Boulevard, Suite 300 Melbourne, Florida	32901
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:

321-409-7500

Securities registered under Section 12 (b) of the Exchange Act:

None

Securities registered under to Section 12 (g) of the Exchange Act:

Common Stock, $.001 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.    ☒ Smaller Reporting Company.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.    Approximately $8,760,365 (6,844,035 shares at $1.28).

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    YES  ☐    NO  ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 104,425,246 as of March 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

EXPLANATORY NOTE

This Form 10-K/A is being filed by PetroAlgae Inc. (the “Company”) to amend its Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on June 18, 2008 (the “2007 Form 10-K”), (i) to revise its conclusion regarding the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report, (ii) to include under Item 9A(T) (Controls and Procedures), Management’s Annual Report on Internal Control over Financial Reporting, and (iii) to revise the certifications required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934 to include language regarding internal control over financial reporting.

ITEM 9A(T).	CONTROLS AND PROCEDURES

It is the responsibility of the chief executive officer and chief financial officer of the Company to establish and maintain a system for internal controls over financial reporting such that the Company properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the “Exchange Act”).

The Company’s system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As of December 31, 2007, Michael Anthony was the Company’s sole officer and director (and, as such, had the executive responsibility and performed the functions of principal executive officer and principal financial officer), and the Company was a shell company with no or nominal business operations. After conducting an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, Mr. Anthony concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). However, in light of the fact that Management’s Report on Internal Control over Financial Reporting (“Management’s Report”) was inadvertently omitted from the 2007 Form 10-K even though it had been completed, the Company is hereby revising its conclusion regarding its disclosure controls and procedures as of the end of the period covered by this report and instead concluding that those disclosure controls and procedures were not effective as of the end of the 2007 fiscal year. The Company’s principal executive officer and principal financial officer has since revised the Company’s disclosure controls and procedures to remedy the defect with the result that the Company’s disclosure controls and procedures are now effective.

Management’s Report is reproduced below. No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2007 that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Mr. Anthony, the Company’s sole officer and director (with the executive responsibility and performing the functions of principal executive officer and principal financial officer), assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, Mr. Anthony used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on his assessment, Mr. Anthony concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 15.	EXHIBITS

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2009	PETROALGAE INC.

	By:	/s/ David Szostak
	Name:	David Szostak
	Title:	President