Form 10-Q/A
period 2008-03-31
PetroAlgae Inc.
filed 2009-03-17
CIK 927472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0 - 24836

PetroAlgae Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0301060
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1901 S. Harbor City Blvd., Suite 300 Melbourne, FL	32901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

321-409-7500

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under to Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer  ☐         Accelerated Filer  ☐         Non-accelerated filer  ☐             Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, is 104,425,246 as of March 9,  2009.

EXPLANATORY NOTE

This Form 10-Q/A is being filed by PetroAlgae Inc. to amend its Quarterly Report on Form 10-Q for the period ended March 31, 2008, filed with the Securities and Exchange Commission on June 18, 2008, to revise the certifications required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934 to include language regarding internal control over financial reporting.

ITEM 15. EXHIBITS

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROALGAE INC.

By:	/s/ David Szostak
Name: David Szostak
Title: President

Date: March 17, 2009