Form 10-Q/A
period 2008-09-30
PetroAlgae Inc.
filed 2009-03-17
CIK 927472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

or

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed by PetroAlgae Inc. to amend its Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the Securities and Exchange Commission on November 3, 2008, to revise the certifications required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934 to include language regarding internal control over financial reporting.

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