Form 10-K
period 2008-12-31
PetroAlgae Inc.
filed 2009-03-31
CIK 927472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $8,760,365 (6,844,035 shares at $1.28).

The number of shares outstanding of the registrant’s common stock as of March 30, 2009 was 104,425,246 shares of common stock, all of one class.

PETROALGAE INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

– i –

PART I

ITEM 1.	BUSINESS

General

PetroAlgae Inc. is a Melbourne, Florida-based Delaware corporation focused on commercializing new technologies to grow and harvest oil from algae.

When we use the terms “PetroAlgae,” “the Company,” “we,” “us” and “our,” we mean the combined business of PetroAlgae Inc., a Delaware corporation, and PA LLC (formerly known as PetroAlgae, LLC), a Delaware limited liability company.

Financial information concerning our business for each of 2008 and 2007 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and the notes thereto, and the supplemental financial information, which are in Part II, Items 6, 7, 7A and 8 of our Annual Report on Form 10-K.

Our internet address is www.petroalgae.com and the investor section of our web site is located at https://investor.petroalgae.com/. We make available free of charge, on the investor section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 (Exchange Act), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our certificate of incorporation and by-laws and our Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the SEC, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer (as defined in the Code).

Our Investor Relations Department can be contacted at PetroAlgae Inc., 1901 S. Harbor City Blvd., Suite 300, Melbourne, FL 32901, telephone: 321-409-7272, email: investorrelations@petroalgae.com.

Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, as well as statements about trends in or growth opportunities for our business, in Part II, Item 7 of this Annual Report on Form 10-K. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

History

Dover Glen, Inc. (“Dover Glen”) is the predecessor shell company to PetroAlgae Inc. Dover Glen was originally incorporated in the State of California on April 15, 1988.

On August 12, 2008, Dover Glen filed a Definitive 14C Information Statement with the SEC informing Dover Glen shareholders of a change of domicile from California to Delaware, a change of Company name from Voxel, Inc. to Dover Glen, Inc., a reverse split of the common stock and an increase in the authorized capital stock. On the same day, Voxel, Inc., the then California corporation and Dover Glen, Inc., the Delaware corporation, signed and filed Articles of Merger with their respective states merging the California corporation into the Delaware corporation.

On December 16, 2008, Corporate Services International, Inc., a Delaware corporation, sold 9,000,000 shares of Series B preferred stock of Dover Glen and 10,000,000 shares of common stock of Dover Glen to PetroTech Holdings Corp., a Delaware corporation (which we refer to as “PetroTech Holdings” or our “principal shareholder”), for $350,000 in a private placement transaction exempt from the registration requirements of the Securities Act. We refer to this transaction as the “Acquisition.” In connection with the Acquisition, Michael Anthony, the President, Secretary, Chief Financial Officer and sole Director of Dover Glen resigned from all positions held at the Company. Effective December 16, 2008, Messrs. Sayan Navaratnam, John Scott and Isaac Szpilzinger were appointed to the Board of Directors of the Company. The newly constituted Board of Directors of the Company appointed David Szostak as the President, Secretary and Treasurer.

PetroTech Holdings is owned by Valens U.S. SPV I, LLC, a Delaware limited liability company (“Valens U.S.”), Valens Offshore SPV I, Ltd., a Cayman Islands limited company (“Valens SPV I”), Valens Offshore SPV II, Corp., a Delaware corporation (“Valens SPV II”), Laurus MasterFund, Ltd. (In Liquidation), a Cayman Islands limited company (the “Fund”), Calliope Capital Corporation, a Delaware corporation (“CCC”) and PSource Structured Debt Limited, a Guernsey company (“PSource”). The Fund, CCC and PSource are each managed by Laurus Capital Management, LLC, a Delaware limited liability company (“LCM”). Valens U.S., Valens SPV I and Valens SPV II are each managed by Valens Capital Management, LLC (“VCM”). Eugene Grin and David Grin, through other entities, are the controlling principals of LCM and VCM and share sole voting and investment power over all securities of the Company held by PetroTech Holdings. Eugene Grin and David Grin disclaim beneficial ownership of the securities of the Company held by PetroTech Holdings, except to the extent of such person’s pecuniary interest in PetroTech Holdings, if any.

On December 16, 2008, PetroTech Holdings submitted a conversion notice to the Company for its 9,000,000 shares of Series B preferred stock. Each share of Series B preferred stock of the Company converted into 10 shares of common stock of the Company.

As a result of the Acquisition and subsequent conversion, PetroTech Holdings became the owner of record of 100,000,000 shares of common stock of PetroAlgae Inc. which, as of December 16, 2008, represented 99.9% of the total issued and outstanding common stock of the Company and 99.9% of the voting power. There is currently no issued and outstanding shares of preferred stock of the Company.

On December 19, 2008, PetroTech Holdings assigned its entire interest in PA LLC, a Delaware limited liability company, to PetroAlgae Inc. for no consideration. As a result of this assignment, PetroAlgae Inc.’s membership interest in PA LLC was approximately 81.3% on a fully-diluted basis (not including a purchase option held by PetroTech Holdings to purchase up to 2,029,337 Class A Units in PA LLC) and the registrant ceased being a shell company. We refer to this transaction as the “Assignment.” As a result of the Assignment, the business of PA LLC became the sole line of business of PetroAlgae Inc.

Also, on December 19, 2008, the Company changed its name from “Dover Glen, Inc.” to “PetroAlgae Inc.”

Finally. on December 19, 2008, the Company entered into a Consulting Agreement with Nationwide Solutions Inc., the sole owner of which is Sayan Navaratnam (a director of the Company), whereby Nationwide Solutions Inc. will provide various consulting services to the Company through December 19, 2010. As compensation for the services rendered under the Consulting Agreement, Nationwide Solutions Inc. received 1,000,000 shares of newly-issued common stock of the Company.

On December 22, 2008, in a private placement, the Company issued and sold 666,667 shares of its common stock for a total purchase price of $2,100,000 to Valens U.S. and 2,507,936 shares of its common stock for a total purchase price of $7,900,000 to Valens SPV I. The Company intends to use the proceeds of this private placement to fund the working capital needs of PA LLC.

The diagram below sets forth a simplified presentation of our corporate structure, as of December 22, 2008, immediately following the transactions described above.

[1]	Based on 104,274,189 shares of common stock outstanding as of December 22, 2008. PetroTech Holdings Corp. is the owner of record of 100,000,000 shares of PetroAlgae Inc. common stock
[2]	On a fully-diluted basis (and not including the purchase option held by PetroTech Holdings Corp. to acquire up to 2,029,337 Class A Units in PA LLC).

PetroAlgae Inc.

Company Overview

PetroAlgae is developing a commercialized system consisting of technologies to grow and harvest oil from algae and other species of “micro-crops” such as diatoms, micro-spores, etc. The oil that is produced and the bi-products from the process may provide solutions to several large, in-demand markets. First and foremost is the biofuels market. PetroAlgae’s oil will be produced in a manner that is renewable, economically viable and does not compete with food-sources as many other green technologies do.

Upon successful development of a commercialized system, it is anticipated that PetroAlgae’s algae production will be scalable and highly prolific. It is currently estimated that Algae feedstocks can be approximately 25x to 100x more productive than other non-algal biodiesel feedstocks. Once successfully developed, PetroAlgae’s commercialized system will be able to be deployed by modular construction, setting the stage for reliable deployment globally.

Another global issue is also addressed with PetroAlgae’s oil production; that of CO2 consumption/absorption. While the rest of the world is aggressively trying to minimize CO2 emission, PetroAlgae’s oil production process actively absorbs and consumes CO2 as an ingredient in the process and as a result cleans up after companies that pollute the environment. As an example of the impact of oil-from-algae’s clean profile, our algae consumes approximately 2.2 times its weight in CO2, and therefore the process of oil production is essentially carbon-neutral and leaves no toxic waste.

In addition to being a clean source of oil, PetroAlgae’s oil production processes are intended to be sustainable and resource-efficient. When these development processes are optimized, significantly less land will be required than most biofuel feedstocks. Since arable land is not required, farm land and rain forests do not need to be negatively impacted.

The Company is currently developing, and plans in 2009 to complete, a working demonstration farm in Florida. This site will showcase the Company’s technology, processes and yield. Studies will be completed at this site which will show the economic viability of the oil production at scale. With these efforts already in motion, the Company anticipates that it will announce its first commercial licensing deals in 2009 with selected partners.

Market Background

Global consumption of petroleum diesel fuel (as one example) exceeds 200 billion gallons annually and continues to grow at a rate that exceeds improvements in production. The gap between supply and demand is widening and drove prices during 2008 to historically high levels. Beyond the economic issues associated with petroleum, there are also significant environmental challenges: petroleum fuels are non-renewable, produce many pollutants and release large quantities of carbon dioxide into the atmosphere when burned.

The need for an alternative to petroleum oil is both large and immediate. The desire for such alternatives has been reinforced by many nations in the form of biodiesel mandates whereby fixed portions of diesel-sold must contain a certain percentage of biodiesel. PetroAlgae is developing a commercial, scalable solution to meet this need through the commercial-scale production of feedstock oil which can be used to produce biodiesel.

Oil produced from algae is also thought to have beneficial environmental effects greater than other natural methods of extracting oil. For example, algae farms do not need to be located on agricultural land. Combined with the fact that algae itself is not a human food-source means that algae biofuel does not compete with existing food crops either directly or indirectly. Moreover, it can be planted on far fewer hectares of land than other bio fuel crops (such as palm or jatropha) and therefore does not lead to the destruction of rainforests.

Biodiesel production from algae also creates a bi-product that may be used as a protein source particularly for use in animal feed, which can supplement or replace existing protein crops, such as soybeans. Growing algae uses CO2 as an input, as do other plants. However, PetroAlgae’s oil production facilities are expected to require much less land and are also expected to be constructed and operational in much less time than palm and jatropha plantations, which can take many years to reach full production.

Demand for affordable biodiesel feedstock is considerable and cannot be met through more traditional oils such as rapeseed or soya. Most other feedstock oils compete with the global food supply and as biodiesel demand grows, the price of the underlying feedstocks grows accordingly. PetroAlgae’s system will be designed to provide quality feedstocks for biodiesel at lower prices, and its production system is expected to be operational in a much shorter time frame than other natural or synthetic methods of oil production.

Unmet Market Needs

There is a pressing worldwide demand for alternative fuel solutions. Predicted future shortages of petroleum oil and continued pricing uncertainty in petroleum oil supply have led to significant growth in the biodiesel industry. However, the industry is in need of a more abundant supply of feedstocks.

We believe that once development is completed, our large-operator-licensing business model, high-oil yields and environmentally friendly processes have the ability to be scaled up to meet these needs.

An optional bi-product of algae oil production is a high quality protein feed source. Currently, the availability of feed (especially in developing countries) that meet cost and nutrition requirements is lacking. A parallel problem in the feed market is the growing concern of pesticides from conventionally grown protein sources that remain in feed and are then transferred to human food products. This market is estimated by PetroAlgae to be an approximately $15-20 billion dollar market and is projected to grow at a compounded annual growth rate, or CAGR, of 28% (as estimated by FAOSTAT).

Separate from the biofuels market, demand also exists for specialty oil markets in a wide variety of applications, although volumes are much less clearly defined. We intend to develop the fuel feedstock oil market first and then search systematically for high-value extension opportunities in a wide array of potential specialty markets including: nutraceuticals, fatty acids/petrochemical and cosmetics.

Business Model

Our business model is primarily based on licensing to partners who will share both the risk and the reward. As the proprietor of the technologies and processes, PetroAlgae assumes the development risk and optimizes its production processes. Partners will assume the costs of capital equipment at their sites. Profits will then be shared between parties through payments to PetroAlgae in the form of milestones payments during construction and royalties thereafter. We believe partners are interested in this model for the following reasons:

•	First, we believe we have the highest likelihood of being the first to achieve commercial success in the marketplace due to the technical progress made to date.

•	Second, we believe we are the most likely to be producing oil at an economically viable rate as evidenced by the production results already realized.

•	Third, we intend to provide deployment processes to partners as part of the licensing agreement which further reduce deployment risk for our partners.

With this business model, revenues generated would consist of upfront payments, licensing fees, milestone payments and royalties. Capital expenditures for site operations are paid for by the licensor. PetroAlgae would also generate revenue from the sale of oil by the payment of royalties by licensors.

Commercialization Strategy

Our commercialization strategy aligns business development efforts with R&D efforts, setting the stage to maximize licensing opportunities world wide. From a business development perspective, we are in discussions with potential customers and licensees around the world (in more than a dozen countries to date) whose combined needs are significant.

The R&D efforts currently underway include research, development, commercial plant design and operations/facilities design. Where practical, these phases run in parallel. Best practices learned and implemented by PetroAlgae will be licensed to commercial partners.

Currently, we have a 20-acre demonstration site that includes a laboratory, field-testing areas and offices. Underway are algae-growth and oil-extraction experiments as well as field-testing of the bioreactor design, algae harvesting and oil processing. In addition, PetroAlgae also has two other laboratory facilities where research and process optimization are on-going.

From a global deployment perspective, partners would engage a site developer from a pre-qualified list provided by PetroAlgae. PetroAlgae would also provide a dedicated mentoring team that would work with the site developer to implement its standard operating procedures and best practices. Additionally, PetroAlgae would provide electronic monitoring of key processes for 24 hour technical support.

Technology / Intellectual Property

We are commercializing novel technologies to grow and harvest oil-from-algae and other species of micro-crops. To accomplish this, the Company has developed proprietary algae strains, bioreactors which can be modified for usage in different geographical regions, optimized nutritional schemes, distinct extraction processes, the hydrodynamics of mixing, and more. To robustly protect these, we use a combination of formalized patents and trade secrets which we proactively enforce. In addition to the intellectual property strategy, we have pursued trademarks designed to impact our marketing and branding efforts. To accomplish technical success, PetroAlgae bolsters its own development efforts by utilizing third party technology contributors where appropriate.

Competition

As the world searches for viable petroleum replacements, biofuels have attracted significant interest. At first glance, biofuels in general appear to have very desirable characteristics. They appear to be renewable, sustainable and environmentally friendly.

However, many current biofuel feedstocks do not meet these criteria. Although many oil crops are renewable, many also happen to be staples of the food supply. Thus, there is now serious competition for these oils from both the food and fuel industries. Further compounding the problem is the fact that yields for typical oil crops are very low whereas demand for fuel is very high. Using current biofuel feedstocks, there is not enough available land to satisfy the projected mandated demand. Furthermore, efforts to create additional crop land have had a very damaging effect on the environment. For example, in certain countries, tropical rainforests are being burned so that palm plantations can be expanded.

Algae oil has the potential to successfully address these issues. Not surprisingly, there are many new entrants in the algae oil market, some of whom have started to build demonstration facilities, sign preliminary agreements with potential customers and indicate an understanding of the algae-to-oil process.

Employees

PetroAlgae has been successful in recruiting experienced, cross-disciplined professionals to develop the company to date and employed, as of December 31, 2008, 90 full-time individuals. During 2009, PetroAlgae plans for rapid growth and is planning to appropriately build out its human infrastructure necessary to meet the Company’s growth objectives. This will include a focus on hiring predominantly in the areas of business development and technical development.

ITEM 1A.	RISK FACTORS

We face a variety of risks that are substantial and inherent in our business, including market, liquidity, credit, operational, legal and regulatory risks. The following are some of the more important factors that could affect our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

Risks Related to Our Business

We may be unable to solve unforeseen technical and engineering challenges that would make the algae-to-oil system unfeasible.

Although we have successfully generated sample yields of algae with high lipid percentages in the laboratory, as well as extracting small field scale quantities of oil, the full end-to-end process design and engineering of an algae-to-oil system is not complete. The risk exists that the completion of this process design and engineering may face delays or outright failures, and that we may not be able to successfully design a scalable, cost-effective system for the growth and harvesting of algae. We are still in the process of conducting research on algae growth concepts and completing design and cost calculations in order to overcome certain previously recognized limitations of growing and harvesting algae oil for fuel at commercial scale, at appropriate costs. Even in the event that we are able to design and engineer a complete algae-to-oil system, the risk exists that once PetroAlgae or a licensee begins to scale up such system, unforeseen factors and issues may arise which makes any such system unfeasible (for economic reasons or otherwise), thus causing additional delays or outright failure.

We face significant challenges in successfully and rapidly scaling-up a pilot facility, and there is no guarantee that we will succeed.

Due to the anticipated significant capital expenditures required for a cost effective algae oil facility, we will need to successfully scale up a pilot facility and commercial design under significant time constraints. We have yet to prove that it can succeed at the required levels of rapid scaling through to commercial rollout of our technology. Beyond the pilot facility, rapid scaling will also be dependent upon the time needed to adequately permit each site and procure needed equipment.

We are dependent upon funding from our principal shareholder.

To date, we are dependent upon funding from PetroTech Holdings Corp. and its affiliates. If PetroTech Holdings Corp. and its affiliates are unable to continue to fund the Company, the Company might need to enter into agreements under less favorable terms than originally envisioned, or borrow funds at higher interest rates and under less favorable terms and conditions than originally envisioned. Moreover, there is no certainty as to whether any new funding source would even be available. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to implement our development plan, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our production, revenues and results of operations, or cause us to cease operations altogether.

Our indebtedness is secured by all the Company’s assets and a portion of our indebtedness is due on demand. We may become insolvent if such debt is called prior to maturity, repayment of such debt is due prior to our ability to obtain funds to repay such debt or if we fail to restructure such debt.

At December 31, 2008, the principal balance of the Company’s outstanding long-term and short-term notes was $24.6 million, of which $16.9 million was outstanding at a floating rate of 2% over the prime interest rate and $7.6 million was outstanding at a fixed rate of 12%. The long-term notes are held by our principal shareholder, PetroTech Holdings Corp., and the short-term notes are held by our principal shareholder and one of its affiliated entities. The short-term notes are due on demand. The long-term and short-term notes are secured by all of the Company’s assets.

If we are unable to generate sufficient cash flow from operations, secure funds from the capital markets or lenders, or restructure our debt due to our principal shareholder prior to the time that the debt under the demand notes is called or our indebtedness is otherwise due, we will become insolvent and may have to cease operations.

Significant declines in the prices of oil and natural gas could reduce the appeal and commercial feasibility of our products and services.

We have no ability to control the market prices of oil and biodiesel. The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit. This shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets has lead to a worldwide economic recession. The slowdown in economic activity caused by such recession has reduced worldwide demand for energy and resulted in lower oil and natural gas prices. Oil prices declined from record levels in early July 2008 of over $140 per Bbl to below $40 per Bbl in December 2008, while natural gas prices have declined from over $13 per Mcf to below $6 per Mcf over the same period. In addition, the forecasted prices for 2009 have also declined. As oil and natural gas prices decline, the appeal, and commercial feasibility, of alternative fuel sources such as biodiesel and algae-oil may significantly decrease and further contribute to the reduction of available credit and financing.

Biodiesel fuel is a commodity whose price is determined based on the price of petroleum diesel, world demand, supply and other factors, all of which are beyond our control. Prices for biodiesel fuel have fluctuated widely in recent years. We expect that prices will continue to fluctuate in the future. Significant fluctuations in these commodity prices could impact the economic feasibility of the Company’s products and services.

We may be unable to fully enforce our intellectual property in certain countries.

We are partially dependent on the enforceability of our intellectual property rights. We expect to expand the use of our technology into countries that may not provide adequate legal remedies in the event of a violation of the Company’s technology. We may not be able to fully execute our business plan if we do not obtain adequate protection of our intellectual property.

The biodiesel production and marketing industry is competitive. There are many competitors that have greater financial and other resources than we do and one or more of these competitors could, by using their greater resources or otherwise, gain market share at our expense.

According to the National Biodiesel Board, the biodiesel manufacturing industry is experiencing rapid growth in the United States. New plant construction or decreases in demand for biodiesel may result in excess production capacity, which could have an impact upon our ability to operate profitably. Excess capacity in the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel, which means that we may be unable to acquire the inputs needed or be unable to acquire the inputs at a profitable price. In addition, if excess capacity occurs, we may be unable to market our products at profitable prices.

Many of our competitors in the biodiesel production and marketing industry have substantially greater production, financial, research and development, personnel and marketing resources than we do. As a result, our competitors may be able to compete more aggressively than we could and sustain that competition over a longer period of time. Our lack of resources relative to many of our competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability. This decline could have a material adverse effect on, or cause us to cease, our operations.

If we are unable to recruit and retain the necessary specialist and experienced individuals, our business will suffer as a result.

In order to complete the research and design of the algae-to-oil system and move to commercial scaling and full operations, it will be necessary for us to retain specialist and experienced management as well as to recruit a significant number of additional qualified individuals. Additionally, technical support personnel will be needed to support the license and joint venture partners when we begin to commercially scale worldwide. Any inability to obtain the appropriate resources through hiring, outsourcing or through other contractors could delay or impair our ability to achieve successful results.

We have a history of losses and there is no guarantee we will achieve positive cash flow.

PetroAlgae has a history of operating losses since inception. The Company expects losses to continue and does not expect positive cash flow from operations in the near term. There is no guarantee that the Company will achieve cash flow positive operations prior to expending its available capital.

The algae-to-oil system may be too expensive for a particular target market.

The growth from the bioreactor/extraction/refining system and the relevant processes and methodologies being considered for operating the system may not yield a result that is commercially attractive to the target market. This may be due to the inability of the system to produce algae oil at an acceptable unit cost relevant to other similar competing products. Our design could also require significant high fixed capital costs.

Biofuel competes with other existing products and other alternative products, which if more successful, could reduce the demand for biodiesel.

We expect to be completely focused on the production and marketing of biodiesel and its co-products for the foreseeable future. We may be unable to shift our business focus away from the production and marketing of biodiesel to other renewable fuels or competing products. Accordingly, an industry shift away from biodiesel or the emergence of new competing products may reduce the demand for biodiesel. As already disclosed above, a downturn in the demand for biodiesel would significantly and adversely affect any sales and profitability, and thus have a material adverse effect on, or cause us to cease, our operations.

If a competitor were to achieve a technological breakthrough that resulted in significant cost reductions, our operations and business could be negatively impacted.

There currently exist a number of businesses that are pursuing the use of algae, bacteria and other crops and other methods for creating biomass and alternative fuels. Should a competitor achieve a R&D, technological or biological breakthrough where production costs are significantly reduced, or if the costs of similar competing products were to fall substantially, we may have difficulty attracting customers and licensees. This could have a material adverse effect on, or cause us to cease, our operations.

Competition from the advancement of alternative fuels may lessen the demand for biodiesel and negatively impact our profitability.

Alternative fuels, gasoline oxygenates and biodiesel production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels. Like biodiesel, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for biodiesel, which would negatively impact any sales and profitability, and thus have a material adverse effect on, or cause us to cease, our operations.

The profitability of any algae-to-oil system could be negatively impacted if biodiesel refiners are unable to refine the available biodiesel foodstock into biodiesel.

Worldwide biodiesel refining capacity is expected to be approximately fifteen (15) million gallons of feed stock oil per year by 2010. Currently, most biodiesel refiners are operating well below their maximum capacity, but there exists the risk that the production of biodiesel feedstock increases to the point where capacity would not be able to refine all of the available biodiesel feedstock into biodiesel. There is also a risk that some of the biodiesel refiners may go out of business due to the current high prices of feed stock oil, thereby limiting the total capacity. Such lack of capacity would be a risk to the profitability of any algae-to-oil system, as it could impact the ability of operator’s of such systems to realize revenues from operating the system.

Our business is operated through PA LLC. The operating agreement of PA LLC provides for certain minority investor rights, including certain anti-dilution rights. If we do not secure the cooperation of the minority investor with regard to certain corporate actions that we may deem in the best interests of the business, any investment in the Company could materially suffer.

Our operations are currently conducted through PA LLC. As a result of the Assignment, we own an approximate 81.3% ownership interest in the membership interests of PA LLC. Other than membership interests issued as part of our employee compensation plans, Arizona Science & Technology Enterprises, LLC (“AzTE”) owns the remaining membership interests in PA LLC. The operating agreement of PA LLC provides AzTE with anti-dilution protection and other minority investor rights (including consent rights over certain corporate actions, such as mergers between PA LLC and any other entity if PetroAlgae Inc. would not own a majority of the voting power of the resulting entity) which could have the effect of impairing our ability to operate the business if we do not secure the cooperation of AzTE. If this were to happen, any investment in PetroAlgae Inc. could materially suffer.

We may be sued or become a party to litigation, which could require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

While we have no knowledge of any threatened litigation matters, we may be subject to lawsuits from time to time arising in the ordinary course of our business. We may be forced to incur costs and expenses in connection with defending ourselves with respect to such litigation and the payment of any settlement or judgment in connection therewith if there is an unfavorable outcome. The expense of defending litigation may be significant. The amount of time to resolve lawsuits is unpredictable and defending ourselves may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in any such litigation could have a material adverse effect on our business, results of operations and cash flows.

Risks Related to Our Common Stock

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

The price of our common stock is expected to be volatile and an investment in our common stock could decline in value. The market price of our common stock, and the market prices for securities of biotechnology companies in general, are expected to be highly volatile. The following factors, in addition to other risk factors described in this Annual Report, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:

•	announcements of technological innovations and discoveries by us or our competitors;

•	developments concerning any research and development, manufacturing, and marketing collaborations;

•	new products or services that we or our competitors offer;

•	actual or anticipated variations in operating results and expenses;

•	the initiation, conduct and/or outcome of intellectual property and/or litigation matters;

•	conditions or trends in our industry;

•	regulatory developments in the United States and other countries;

•	changes in the economic performance and/or market valuations of other biofuel companies;

•	our announcement, or competitors’ announcements, of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•

dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	changes in expectations as to our business, prospects, financial condition, and results of operations;

•	significant sales of our common stock, including sales by selling stockholders and by future investors in future offerings we expect to make to raise additional capital;

•	changes in the accounting methods used in or otherwise affecting our industry;

•	changes in the valuation of similarly situated companies, both in our industry and in other industries;

•	fluctuations in interest rates and the availability of capital in the capital markets; and

•	global unrest, terrorist activities, and economic and other external factors.

The stock market in general has recently experienced relatively large price and volume fluctuations. In particular, market prices of securities of biofuel companies have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of the common stock, which could cause a decline in the value of the common stock. Prospective investors should also be aware that price volatility may be worse if the trading volume of the common stock is low.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and our results of operations and financial condition.

Future sales of common stock or the issuance of securities senior to the common stock or convertible into, or exchangeable or exercisable for, common stock could materially adversely affect the trading price of the common stock, and our ability to raise funds in new equity offerings.

Future sales of substantial amounts of our common stock or other equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or other equity-related securities. We can make no prediction as to the effect, if any, that future sales of shares of common stock or equity-related securities, or the availability of shares of common stock for future sale, will have on the trading price of our common stock.

Because PetroAlgae became public by means of an assignment into a public shell, it may not be able to attract the attention of major brokerage firms.

There may be risks associated with PetroAlgae becoming public through an assignment into a public shell. Securities analysts of major brokerage firms may not provide coverage of the Company since there is no incentive for brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.

It is not anticipated that there will be an active public market for the common stock in the near term and you may have to hold your common stock for an indefinite period of time.

Although our common stock is eligible for trading on the OTCBB, there currently is not an active public or other trading market for the common stock, and we cannot assure you that any market will develop or be sustained. As of December 22, 2008, PetroTech Holdings Corp. was the record owner of 100,000,000 shares of our common stock, which represented approximately 95.9% of the total voting power of the Company. Because our common stock is expected to be thinly traded, you cannot expect to be able to liquidate your investment in case of an emergency or if you otherwise desire to do so. It may be difficult to for you to resell a large number of your shares of common stock in a short period of time or at or above their purchase price.

Because of the concentration of voting power in our Company held by Eugene Grin and David Grin, your ability as a shareholder to influence the management of the Company will be extremely limited.

As of December 22, 2008, PetroTech Holdings Corp. was the record owner of 100,000,000 shares of our common stock, Valens SPV I was the record owner of 2,507,936 shares of our common stock, and Valens U.S. was the record owner of 666,667 shares of our common stock. Eugene Grin and David Grin, through various entities, share sole voting and investment power over all securities of the Company held by PetroTech Holdings Corp., Valens SPV I and Valens U.S., which as of December 22, 2008 represent in the aggregate 98.9% of the total voting power of the Company. As a result, your ability as a shareholder to influence the management of the Company will be extremely limited.

There are no automated systems for negotiating trades on the OTCBB and it is possible for the price of a stock to go up or down significantly during a lapse of time between placing a market order and its execution, which may affect your trades in our securities.

Because there are no automated systems for negotiating trades on the OTCBB, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders, an order to buy or sell a specific number of shares at the current market price, it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

Our stock may be considered a “penny stock” if it trades below $5.00 per share. This can adversely affect its liquidity.

As of March 23, 2009, our common stock trades in excess of $5.00 per share, but there can be no assurance that this price will be maintained in the future. If the trading price of our common stock falls below $5.00 per share, trading in our common stock will be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker-dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities. In addition, few broker- dealers are likely to undertake these compliance activities. Other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

We do not anticipate payment of dividends, and investors will be wholly dependent upon the market for the common stock to realize economic benefit from their investment.

As holders of our common stock, you will only be entitled to receive those dividends that are declared by our Board of Directors out of retained earnings. We do not expect to have retained earnings available for declaration of dividends in the foreseeable future. There is no assurance that such retained earnings will ever materialize to permit payment of dividends to you. Our Board of Directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, reserve needs and other circumstances.

Holders of our common stock may suffer significant dilution in the future.

In order to fully implement our business plan described in this Annual Report, it is probable that we will require additional capital, either debt or equity, or both. As a result, it is possible that we may elect to raise additional equity capital by selling shares of our common stock or other securities in the future to raise the funds necessary to allow us to implement our business plan. If we do so, our current shareholders will suffer significant dilution.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Melbourne Corporate Headquarters

Our corporate headquarters are located in Melbourne, Florida. The headquarters houses the executive and administrative offices, as well as the finance, sales and marketing, operations and information technology departments. It also includes meeting space and PetroAlgae’s computer network and communications infrastructure.

Kennedy Space Center Space Life Sciences Lab

PetroAlgae leases approximately 1000 square feet of laboratory and controlled environment space in the Kennedy Space Center Life Sciences Laboratory. The facility has broad analysis capabilities for chemistry, molecular biology, microscopy and microbiology. The controlled environmental chambers allow PetroAlgae to manipulate environmental parameters such as climate, temperature, day/night cycles and seasonal cycles. PetroAlgae benefits from access to the extensive analytical capabilities including extraction and oil analysis, and NASA engineering and scientific expertise available through the Kennedy Space Center Life Sciences Laboratory.

Gateway Research Lab Facility

PetroAlgae has built a state-of-the-art laboratory in Melbourne, Florida designed for chemical analyses, culture storage, backup inoculum growth, bench top research experiments and fast turnaround analysis of field samples. In addition, the lab has complete analysis capabilities.

Fellsmere Field-Scale R&D Facility

PetroAlgae has constructed its primary field-scale development facility for the PetroAlgae process in Fellsmere, Florida (approximately 40 miles from Melbourne). The facility provides for both indoor and outdoor empirical testing, laboratory testing and pilot-through-demonstration-scale field testing of all portions of the PetroAlgae process. It houses the science team and the engineering team who maintain the starter cultures, manage the culture growth in the bioreactors, perform laboratory analyses, optimize the system design, work on process development and prototyping and primary system engineering. In addition, there is a facilities team who is responsible for construction and installation of infrastructure (water, CO2, air, power, etc.).

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which PetroAlgae is a party or any of its property is the subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 17, 2008, stockholders holding a majority of the shares of PetroAlgae Inc. voted by written consent to change the Company’s name from Dover Glen, Inc. to PetroAlgae Inc.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol “PALG.” As of March 20, 2009, we had 344 stockholders of record of our common stock.

The following table sets forth, for the quarters indicated, the high and low sales prices per share of the Company’s common stock.

	Sales Price
	2008
	High	Low
Third quarter(1)	$1.01	$0.005

Fourth quarter	$7.00	$0.25
(1) Our common stock was initially quoted on the OTCBB (under the symbol “VOXQ” of a predecessor company) on July 25, 2008.

On March 27, 2009, the last reported sales price for the Company’s common stock on the Over-the-Counter Electronic Bulletin Board was $5.00 per share.

Dividends

The holders of shares of our common stock are entitled to dividends out of funds legally available when and as declared by our board of directors. We have never declared or paid cash dividends. Our board of directors does not anticipate declaring a dividend in the foreseeable future.

Transfer Agent and Registrar

The transfer agent and registrar for the common stock of the Registrant is Island Stock Transfer, 100 Second Avenue, South, Suite 104N, St. Petersburg, Florida 33701, telephone (727) 289-0010, facsimile (727) 289-0069.

Issuer Repurchases

There were no issuer repurchases by the registrant or any affiliate purchaser during the fiscal year ended December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The tables below set forth selected financial data for PetroAlgae for the years ended December 31, 2008, and 2007, and the period from inception (September 22, 2006) through December 31, 2008, and as of December 31, 2008 and 2007. PetroAlgae derived the selected financial data from its consolidated audited financial statements, which have been audited by Stark Winter Schenkein & Co., LLP, independent registered public accounting firm, and are included elsewhere in this Annual Report. Historical results are not necessarily indicative of results to be expected for any future period.

You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and PetroAlgae’s financial statements and related notes, each included elsewhere in this Annual Report.

PetroAlgae Inc

(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31, 2008	Year Ended December 31, 2007	For the Period From September 22, 2006 (Inception) Through December 31, 2008
Revenue	$—	$—	$—

Costs and expenses:
General and administrative	(5,051,293)	(1,604,098)	(6,835,012)
Research and development	(10,867,277)	(6,813,459)	(18,911,839)
Interest expense	(1,248,039)	(443,472)	(1,691,511)

Total costs and expenses	$(17,166,609)	$(8,861,029)	$(27,438,362)

Net loss before minority interest	$(17,166,609)	$(8,861,029)	$(27,438,362)

Minority interest in net loss	40,211	32,720	72,931

Net loss	$(17,126,398)	$(8,828,309)	$(27,365,431)

Basic and diluted common shares outstanding - weighted average	100,362,021	100,000,000

Basic and diluted loss per share	$(0.17)	$(0.09)

See the accompanying notes to the financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalent	$10,416,823	$184,145
Prepaid expenses and other current assets	110,277	6,344

Total current assets	10,527,100	190,489

Property and equipment	1,390,712	578,052
Accumulated depreciation	(324,507)	(55,816)

Net property and equipment	1,066,205	522,236

Long-term deposits	5,000	7,700

Total assets	$11,598,305	$720,425

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,043,285	$330,901
Accrued expenses	1,786,341	209,565
Accrued expenses - related party	349,779	63,491
Notes payable - related party	7,639,601	—
Due to affiliate	—	200,259

Total current liabilities	10,819,006	804,216

Note payable - related party	16,921,243	8,907,793
Other long term liabilities	758,917	758,917

Total liabilities	28,499,166	10,470,926

Stockholders’ (deficit) equity:
Preferred stock - $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - $.001 par value, 300,000,000 shares authorized 104,274,189 and 100,000,000 shares issued and outstanding	104,274	100,000
Paid in capital	13,466,546	388,532
Deferred compensation	(3,106,250)	—
Deficit accumulated during the development stage	(27,365,431)	(10,239,033)

Total shareholders’ (deficit) equity	(16,900,861)	(9,750,501)

Total liabilities and members’ deficit	$11,598,305	$720,425

See the accompanying notes to the financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve numerous risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in this Annual Report under “Risk Factors,” as well as those discussed elsewhere in this Annual Report. You should read the following discussion and analysis in conjunction with “Selected Financial Data” and PetroAlgae’s financial statements and related notes, each included elsewhere in this Annual Report.

Overview

PetroAlgae is a development stage company which is commercializing and developing new technologies to grow and harvest oil from algae and other micro-crops. If PetroAlgae is successful in commercializing and developing these technologies, PetroAlgae will have a modular bioreactor system which can be built and operated cost-effectively on a very large commercial scale. If successful, the processes will provide commodity algae oils for fuel markets (biodiesel), commodity algae biomass for fuel, fertilizer and animal feed markets, specialty algae oils for surfactant and biochemical applications, and create sustainable and renewable emissions credits.

PetroAlgae has incurred losses since inception of operations in September 2006 and had an accumulated deficit of $27.4 million at December 31, 2008. PetroAlgae’s losses have resulted principally from costs incurred in research and development, and also costs from general and administrative areas.

Although the Company is a development stage company, the Company expects that in 2009 it will start to realize from customers in 2009 advanced payments from licensing fees from customers. Along with any fees received from customers, the Company expects a significant increase in operations and expenses to support these fees.

Results of Operations

Since PetroAlgae’s inception, there have been no receipts of revenue. In general, the Company expects to record and recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred.

Business and technical development costs are expensed as incurred. General and Administrative Expenses, which include business development costs, amounted to $5,051,293 and $1,604,098 for the years ended December 31, 2008 and December 31, 2007, respectively. Development costs include research and development and in-process pilot system development. Development costs amounted to $10,867,277 and $6,813,459 for the years ended December 31, 2008, and December 31, 2007, respectively.

Twelve Months Ended December 31, 2008 Compared to Twelve Months Ended December 31, 2007

Total Costs and Expenses increased $8.3 million (or 94%) primarily due to an increase in personnel costs, consulting costs, and an increase in activity of research and development as the Company continues to grow its operations.

Research and Development Expenses. Total research and development expenses increased $4.1 million (or 60%) to $10.9 million for the twelve months ended December 31, 2008, from $6.8 million in the comparable period in 2007. The development costs include the research and experimentation of the various system components and for 2008 the design and construction of the commercial scaled pilot system for customer demonstration. During the period from inception to August 1, 2008, a portion of the Company’s research and development activities were provided by XL TechGroup for support services and recorded as related party expenses separate from direct and third party expenses. The portion of related party research and development expenses were $468,000 and $519,000 for the periods ending December 31, 2008 and 2007, respectively.

General and Administrative Expenses. Total general and administrative expenses increased $3.4 million (or 215%) to $5.1 million for the twelve months ended December 31, 2008, from $1.6 million in the comparable period in 2007. General and administration expenses includes the Company’s business development, information technology, and intellectual property management. During the period from inception to August 1, 2008, a portion of the Company’s general and administration activities were provided by XL TechGroup for support services and recorded as related party expenses separate from direct and third party expenses. The portion of related party general and administration expenses were $1.7 million and $1.2 million for the periods ending December 31, 2008 and 2007, respectively.

Depreciation. Depreciation expense increased $214,000 (or 384%) to $269,000 for the twelve months ended December 31, 2008 from $55,000 for the comparable period in 2007. The increase was due to the addition of more laboratory equipment, computer equipment, furniture, and leasehold improvements equipment during the twelve months of 2008 compared with the comparable period of 2007.

Interest Expense. Interest expense on PetroAlgae’s debt outstanding under its note with PetroAlgae Inc (PetroTech Holdings Corp assumed the note from XL TechGroup in August 2008, and PetroAlgae Inc assumed the note from PetroTech Holdings Corp in December 2008) increased to $979,757 (or 121%) for the twelve months ended December 31, 2008 from $443,472 for the comparable period in 2007. Commencing in August 2008, additional funding of $7.6 million has been advanced by Laurus Master Fund Ltd, which has triggered an additional interest expense of $268,282 as of December 31, 2008.

Liquidity and Capital Resources

At December 31, 2008, PetroAlgae had $10.4 million in cash and cash equivalents.

Net cash used in operating activities was $11.8 million and $4.7 million in 2008 and 2007, respectively. This was primarily attributed to expenditures used to fund PetroAlgae’s research and product development activities and building its operational and business development efforts.

Net cash used in investing activities, purchase of capital assets was $813,000 and $485,000 in 2008 and 2007, respectively. The fluctuations from period to period are due to the continued growth and expansion.

Net cash provided by financing activities was $22.9 million in 2008, and $5.3 million in 2007.

PetroAlgae’s contractual payment obligations as of December 31, 2008 are as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease for facilities	$139,414	$115,403	$24,011	—	—
Total	$139,414	$115,403	$24,011	—	—

PetroAlgae has primarily financed its operations through loans from its principal shareholder that have resulted in aggregate cumulative proceeds of approximately $18.2 million.

On December 22, 2008, PetroAlgae Inc. issued and sold an aggregate of 3,174,603 shares of its common stock in a private placement for a total purchase price of $10,000,000; 666,667 shares of its common stock for a purchase price of $2.1 million to Valens U.S. SPV I, LLC and 2,507,936 shares of its common stock for a purchase price of $7.9 million to Valens Offshore SPV I, Ltd. The proceeds were used to fund the general working capital needs of PA LLC.

We expect to continue to incur substantial losses in 2009. The amount and timing of our future losses are highly uncertain. Our ability to achieve and thereafter sustain profitability will be dependent upon, among other things, successfully developing our demonstration system, entering into partner license agreements, and receiving milestone payments from such partner license agreements.

We will require substantial additional funding in order to continue our development and product commercialization. While we believe that the proceeds from the recent investments, combined with current capital resources and anticipated cash flows from licensing activities, may not be sufficient to meet our capital and operating requirements for the near term, we cannot assure you that we will not require additional necessary financing. Our funding requirements may significantly increase at any time due to technological advances or competition from other companies. Our future capital requirements will also depend on numerous other factors, including scientific progress in our research and development programs, successful completion of our demonstration system, our ability to attract advance licensing fees from customers, additional personnel costs, and the costs in filing and prosecuting patent applications and enforcing patent claims. We cannot assure you that adequate funding will be available to us or, if available, that it will be available on acceptable terms. Any shortfall in funding could result in our having to curtail our research and development efforts, and cause us substantial difficulty in continuing to operate as a going concern.

PetroAlgae Inc. has never paid or declared dividends on its capital stock.

Critical Accounting Policies and Management Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of financial condition and results of operation are based on PetroAlgae’ consolidated financial statements, which have been prepared in, accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires PetroAlgae to make estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

PetroAlgae’s critical accounting polices include:

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Research and Development

Research and development expenditures, including direct and allocated overhead expenses, are charged to expense as incurred.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. Should there be an impairment, the Company measures the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal from the impaired assets. There were no impairments in 2007 or 2008.

Equity-Based Compensation

In December 2004, the FASB issued SFAS 123 (revised 2004) “Share-Based Payment.” This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” The provisions of this Statement were effective for the Company beginning January 1, 2006.

Income Taxes

The Company follows SFAS 109 “Accounting for Income Taxes” for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

PA LLC is organized as a limited liability company under Delaware law. As a limited liability company that has elected to be taxed as a partnership, the Company’s earnings pass through to the members and are taxed at the member level. Accordingly, no income tax provision has been included in these financial statements for the operations related to PA LLC.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 will become effective as of the beginning of the 2009 fiscal year. The adoption of these new Statements is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R) “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.

In February 2008, FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, or all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are non-financial assets and non-financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The partial adoption of SFAS 157 on February 1, 2008, with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis, is not expected to have a material effect on the Company’s consolidated financial statements. The Company is currently assessing the impact, if any, of SFAS No. 157 relating to its planned February 1, 2009, adoption of the remainder of the standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133”, which became effective on November 15, 2008. This standard changed the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows. The adaptation of this standard had no material impact on the Company’s financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP if to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued SFAB No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which becomes effective upon approval by the SEC. The standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of the Company’s current accounting principles or practices and therefore, is not expected to have a material impact on its financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk is related to our borrowings. Fixed rate borrowings may have their fair market value adversely impacted from changes in interest rates. Floating rate borrowings will lead to additional interest expense if interest rates increase.

PetroAlgae enters into loan arrangements when needed. At December 31, 2008, the principal balance on the Company’s outstanding long-term and short-term notes was $24.6 million, of which $16.9 million was outstanding at a floating rate of 2% over the prime interest rate and $7.6 million was outstanding at a fixed rate of 12%.

Our borrowings are subject to interest rate risk. Changes in the prime interest rate will have an affect on interest rate expense. The trend in the prime interest rate has recently been depressed with no indications of a meaningful reversal. Our financial instrument holdings have been analyzed to determine their sensitivity to interest rate change. In this sensitivity analysis, we used a two hundred and fifty basis point parallel shift in the interest rate curve for all maturities and for all instruments; all other factors were held constant. However, if there were a two hundred and fifty basis point increase in interest rates, the expected adverse impact to our financial statements would be immaterial.

Exchange Rate Risk

We are currently not subject to foreign exchange risk as a result of exposures to changes in currency exchange rates.

Commodity Price Risk

The result of deploying our technology, once commercialized, will be the creation of feedstock for the fuel and animal feed markets which may directly or indirectly compete with existing commodities. Biodiesel fuel is a commodity whose price is determined based on in part the price of petroleum diesel, world demand, supply and other factors, all of which are beyond our control. We expect that petroleum prices will continue to fluctuate in the future. Significant fluctuations in these commodity prices could impact the economic profitability of our products and services. However, given that we are still at the development stage, we are currently not subject to commodity price risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

We have audited the accompanying consolidated balance sheets of PetroAlgae Inc. (a Development Stage Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the years ended December 31, 2008, and 2007, and the period from inception (September 22, 2006) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of PetroAlgae Inc. (a Development Stage Company) as of December 31, 2008 and 2007, and the results of operations for the years ended December 31, 2008, and 2007, and the period from inception (September 22, 2006) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses from operations and has a working capital deficit and no revenue generating operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado

March 20, 2009

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$10,416,823	$184,145
Prepaid expenses	110,277	6,344

Total current assets	10,527,100	190,489

Property and equipment	1,390,712	578,052
Accumulated depreciation	(324,507)	(55,816)

Net property and equipment	1,066,205	522,236

Long-term deposits	5,000	7,700

Total assets	11,598,305	720,425

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	1,043,285	330,901
Accrued expenses	1,786,341	209,565
Accrued expenses - related party	349,779	63,491
Notes payable - related party	7,639,601	—
Due to affiliate	—	200,259

Total current liabilities	10,819,006	804,216

Note payable - related party	16,921,243	8,907,793
Other long term liabilities	758,917	758,917

Total liabilities	28,499,166	10,470,926

Stockholders (deficit) equity:
Preferred stock - $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Series B - 10,000,000 shares authorized Undesignated - 15,000,000 shares authorized Common stock - $.001 par value, 300,000,000 shares authorized 100,000,000 and 104,274,189 shares issued and outstanding	104,274	100,000
Paid in capital	13,466,546	388,532
Deferred compensation	(3,106,250)	—
Deficit accumulated during the development stage	(27,365,431)	(10,239,033)

Total stockholders’ (deficit) equity	(16,900,861)	(9,750,501)

Total liabilities and stockholders’ (deficit) equity	$11,598,305	$720,425

See the accompanying notes to the financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31, 2008	Year Ended December 31, 2007	For the Period From September 22, 2006 (Inception) Through December 31, 2008
Revenue	$—	$—	$—

Costs and expenses:
General and administrative	3,352,246	419,722	3,811,273
General and administrative - related party	1,699,047	1,184,376	3,023,739
Research and development	10,399,670	6,294,706	17,780,864
Research and development - related party	467,607	518,753	1,130,975
Interest expense - related party	1,248,039	443,472	1,691,511

Total costs and expenses	17,166,609	8,861,029	27,438,362

Net loss before minority interest	(17,166,609)	(8,861,029)	(27,438,362)

Minority interest in net loss	40,211	32,720	72,931

Net loss	(17,126,398)	(8,828,309)	(27,365,431)

Basic and diluted common shares outstanding	100,362,021	100,000,000

Basic and diluted loss per share	$(0.17)	$(0.09)

See the accompanying notes to the financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

Period From Inception (September 22, 2006) to December 31, 2008

	Common Stock		Paid in	Deferred	Deficit Accumulated During the Development
	Shares	Amount	Capital	Compensation	Stage	Total
Shares issued at inception	100,000,000	$100,000	$388,532	$—	$—	$488,532
Net loss	—	—	—	—	(1,410,724)	(1,410,724)

Balance - December 31, 2006	100,000,000	100,000	388,532	—	(1,410,724)	(922,192)

Net loss	—	—	—	—	(8,828,309)	(8,828,309)

Balance - December 31, 2007	100,000,000	100,000	388,532	—	(10,239,033)	(9,750,501)

Recapitalization	99,586	99	(67,811)	—	—	(67,712)
Shares issued for cash	3,174,603	3,175	9,996,825	—	—	10,000,000
Shares issued for deferred services	1,000,000	1,000	3,149,000	(3,150,000)		—
Amortization of deferred services	—	—	—	43,750	—	43,750
Net loss	—	—	—		(17,126,398)	(17,126,398)

Balance - December 31, 2008	104,274,189	$104,274	$13,466,546	$(3,106,250)	$(27,365,431)	$(16,900,861)

See the accompanying notes to the financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2008	Year Ended December 31, 2007	For the Period From September 22, 2006 (Inception) Through December 31, 2008
Cash flows from operating activities:
Net loss	$(17,126,398)	$(8,828,309)	$(27,365,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of license agreement	—	758,917	758,917
Expenses paid and interest added to note payable - related party	2,758,450	3,607,793	6,366,243
Depreciation	268,691	55,108	324,507
Net liabilities related to recapitalization	(67,712)	—	(67,712)
Amortization of deferred services	43,750	—	43,750
(Increase) in prepaid expenses	(103,933)	(5,284)	(110,277)
Increase (decrease) in deposits	2,700	(7,700)	(5,000)
(Decrease) in due to affiliate	(200,259)	(708,332)	—
Increase in accounts payable	712,384	241,355	1,043,285
Increase in accrued liabilities	1,863,064	219,403	2,136,120

Net cash (used in) operating activities	(11,849,263)	(4,667,049)	(16,875,598)

Cash flows from investing activities:
Acquisition of property and equipment	(812,660)	(485,283)	(1,390,712)

Net cash (used in) investing activities	(812,660)	(485,283)	(1,390,712)

Cash flows from financing activities:
Proceeds from notes payable - related party	12,894,601	5,300,000	18,194,601
Common shares issued for cash	10,000,000	—	10,488,532

Net cash provided by financing activities	22,894,601	5,300,000	28,683,133

Net increase in cash	10,232,678	147,668	10,416,823
Cash - beginning of period	184,145	36,477	—

Cash - end of period	$10,416,823	$184,145	$10,416,823

Cash paid for:
Interest	$—	$—	$—

Income taxes	$—	$—	$—

See the accompanying notes to the financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2007 and 2008

Note 1 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

On December 16, 2008, Corporate Services International, a Delaware corporation, sold 9,000,000 shares of Series B preferred stock of the Dover Glen, Inc. and 10,000,000 shares of common stock of Dover Glen, Inc. to PetroTech Holdings Corp., a Delaware corporation (“PetroTech Holdings”), for $350,000 in a private placement transaction.

On December 16, 2008, PetroTech Holdings submitted a conversion notice to the Dover Glen, Inc. for its 9,000,000 shares of Series B preferred stock. Each share of Series B preferred stock of the Company converted into 10 shares of common stock of the Company.

As a result of the acquisition of shares and subsequent conversion, PetroTech Holdings was the owner of 100,000,000 shares of common stock of the Dover Glen, Inc. which, as of December 16, 2008, represented 99.9% of the total issued and outstanding common stock of the Dover Glen, Inc.

On December 19, 2008, PetroTech Holdings assigned its entire interest in PA LLC, representing approximately 81.3% of the membership interests on a fully diluted basis of PA LLC, to Dover Glen, Inc. for no consideration. This assignment had the effect of causing Dover Glen, Inc. to cease being a shell company. As a result of the assignment, the business of PA LLC has become the sole line of business of Dover Glen, Inc. Also, on December 19, 2008, Dover Glen, Inc. changed its name to “PetroAlgae Inc.”

As the controlling member of PA LLC controlled PetroAlgae Inc. after the transaction, the merger was accounted for as a reverse acquisition under which, for accounting purposes, PA LLC is deemed to be the acquirer and PetroAlgae Inc., the legal acquirer, is deemed to be the acquired entity. No goodwill was recognized as PetroAlgae Inc. was a “shell” company. The former shareholders of PetroAlgae Inc. retained an aggregate of 99,586 shares of common stock and the excess of the liabilities assumed over the assets received at the acquisition date of $67,712 has been reclassified to equity.

PA LLC was created on September 22, 2006, in the state of Delaware to develop a commercial, scalable solution comprising a proprietary library of algae that combines the characteristics of rapid growth rate and high oil content. The algae are cultivated in modular bioreactors that can be operated cost-effectively at commercial scale with harvesting occurring on a continuous basis.

The Company is currently in the development stage as defined in SFAS 7.

Basis of Presentation

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations aggregating $27,365,431 since inception. In addition, the Company had a working capital deficit at December 31, 2008, of $291,906 and has no significant revenue generating operations.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in a competitive business environment.

The Company is pursuing financing for its operations and seeking additional investments. In addition, the Company is seeking to establish a revenue base. Failure to secure such financing or to raise additional equity capital and to establish a revenue base may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of the Company and its consolidated subsidiary PA LLC, of which the Company owns approximately 81.3% on a fully diluted basis.

All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain amounts presented in the 2007 financial statements have been reclassified to conform to current year presentation.

Use of Estimates

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense. Actual results may differ from these estimates.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered. Provision for sales returns will be estimated based on the Company’s historical return experience. Revenue will be presented net of returns.

Cash and Cash Equivalents and Cash Concentrations

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company at December 31, 2008, has approximately $10,000,000 on deposit at a single financial institution.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007 and 2008. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts payable, accrued expenses, notes payable and due to affiliates. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The carrying value of the Company’s note payable approximated its fair value based on the current market conditions for similar debt instruments.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expensed.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. Should there be an impairment, the Company measures the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal from the impaired assets. There were no impairments in 2007 or 2008.

Income Taxes

The Company follows SFAS 109 “Accounting for Income Taxes” for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

PA LLC is organized as a limited liability company under the state law of Delaware. As a limited liability company that has elected to be taxed as a partnership, the Company’s earnings pass through to the members and are taxed at the member level. Accordingly, no income tax provision has been included in these financial statements for the operations related to PA LLC.

Loss Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, “Earnings per Share.” Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

Equity-Based Compensation

The Company follows SFAS 123 (revised 2004) “Share-Based Payment.” This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” The provisions of this Statement were effective beginning January 1, 2006.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 will become effective as of the beginning of the 2009 fiscal year. The adoption of these new Statements is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R) “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.

In February 2008, FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, or all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are non-financial assets and non-financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The partial adoption of SFAS 157 on February 1, 2008, with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis, is not expected to have a material effect on the Company’s consolidated financial statements. The Company is currently assessing the impact, if any, of SFAS No. 157 relating to its planned February 1, 2009, adoption of the remainder of the standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133”, which became effective on November 15, 2008. This standard changed the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows. The adaptation of this standard had no material impact on the Company’s financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP if to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued SFAB No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which becomes effective upon approval by the SEC. The standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of the Company’s current accounting principles or practices and therefore, is not expected to have a material impact on its financial statements.

Note 2 Property and Equipment

Property and equipment and related accumulated depreciation and amortization consist of:

	December 31		Estimated
	2008	2007	Useful Lives
Leasehold improvements	$365,160	$64,090	5-10 years
Furniture and fixtures	22,567	13,417	3-7 years
Automobiles	32,344	12,252	2-5 years
Computer and office equipment	127,019	25,778	1-7 years
Engineering equipment	607,050	357,175	2-7 years
Software and networking	236,572	105,340	1-5 years

Total cost basis	1,390,712	578,052

Less accumulated depreciation and amortization	(324,507)	(55,816)

	$1,066,205	$522,236

Depreciation expense was $268,691, $55,108 and $324,507 for the years ended December 31, 2008 and 2007, and the period from inception to December 31, 2008.

Note 3 Notes Payable – Related Party

Notes payable consist of the following at December 31, 2007 and 2008:

	2008	2007
Short-Term Notes
Notes Payable to Valens US	$417,512	$—

• Collateral – all assets of the Company

• Interest accrues monthly, at 12% per annum

• Notes are due on demand

Notes Payable to PetroTech Holdings Corp.	$7,222,089	$—

• Collateral – all assets of the Company

• Interest accrues monthly, at 12% per annum

• Notes are due on demand

Total Short-Term Notes	$7,639,601	$—

Long-Term Notes
Notes Payable to PetroTech Holdings Corp.	$16,921,243	$8,907,793

Up to $25,000,000 collateralized note dated January 1, 2007

• Collateral – all assets of the Company

• Interest payable monthly, and is drawn into note on a monthly basis at Prime + 2% (5.25% at December 31, 2008)

• Funding provided as needed.

•       Due on the earliest to occur of (a) the Borrower’s receipt of the proceeds from a Qualified IPO (as defined in the note agreement), (b) the sale of all or substantially all of the assets of the borrower, or (c) August 31, 2010.

Total Long-Term Notes	$16,921,243	$8,907,793

The note agreements are collectively secured by all of the Company’s assets.

The short-term notes at December 31, 2008, are held by PetroTech Holdings Corp and Valens US, related entities, and remain outstanding.

During 2008 and 2007 the Company received funding from XL TechGroup, Inc., a related party, in the form of a note with the interest rate at prime + 2%, with the interest drawing into the note after each month. During 2008 and 2007, cash advances totaled $5,255,000 and $5,300,000 and non-cash advances totaled $2,758,450 and $3,607,793. In August 2008, the long-term note held by XL TechGroup was transferred to PetroTech Holdings Corp. At December 31, 2008, the principal balance on the Company’s outstanding long-term and short-term notes was $24.6 million, of which $16.9 million was outstanding at a floating rate of 2% over the prime interest rate and $7.6 million was outstanding at a fixed rate of 12%.

Note 4 Leases

The Company has non-cancellable operating leases for office space that expire through 2010. In addition, XL TechGroup, Inc. currently sub leases office space to PetroAlgae Inc. on a month to month basis, at a current rate of $41,222 per month.

Rental expense for all operating leases during 2008 and 2007 was $436,592 and $73,725.

Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2008 are:

Operating leases
Year ending December 31:
2009	$115,403
2010	24,011

Total minimum lease payments	$139,414

Note 5 Stockholders’ (Deficit) Equity

The Company’s equity consists of the following:

300,000,000 shares of $.001 par value common stock

25,000,000 shares of $.001 par value preferred stock of which 15,000,000 shares are undesignated and 10,000,000 shares are designated as series B. Each share of series B preferred stock is entitled to 10 votes on all matters voted on and is convertible into 10 shares of common stock at the option of the holder.

At Inception the Company issued 100,000,000 shares of common stock in exchange for cash of $488,532.

During December 2008 the Company issued 3,174,603 shares of common stock for cash of $3.15 per share aggregating $10,000,000 pursuant to a private placement.

During December 2008 the Company issued 1,000,000 shares of common stock for consulting services to be performed through December 2010. The shares were valued at $3.15 per share aggregating $3,150,000 based on the sale of common stock described above which approximated fair market value on the date it was agreed the shares would be issued. The $3,150,000 was recorded as deferred compensation and $43,750 was amortized through December 2008.

Minority Interest and PA LLC Equity Incentive Plan

During 2007 the Company issued 5% of the Class A voting units (1,000,000 units) of PA LLC valued at $25,713 as partial consideration for a license (see Note 6) to AzTE. AzTE has been granted anti-dilution and is entitled to 5% of the fully diluted capitalization of PA LLC prior to the closing of any IPO. Pursuant to the non dilution clause, the Company will be required to issue AzTE an additional 168,783 units as of December 31, 2008. Any distributions made by PA LLC shall be 95% to PetroAlgae Inc. and members holding Class B units, and 5% to AzTE. In addition, AzTE is entitled to certain registration rights should PA LLC file a registration statement with the Securities and Exchange Commission.

PA LLC has affected an equity incentive plan to provide employees and consultants with awards of interests denominated as Class B units limited to 14% of the total outstanding units.

PA LLC granted 3,206,871 units to various employees through unit grant agreements. The unit grants generally vest over four years of continual service. The fair value of these grants was determined by the Company as $96,206 at the grant date, and related charges of $13,552 and $1,597 were included in operating expenses in 2008 and 2007, respectively. The fair value of the unit grants was determined using the transaction that took place in 2006 where XL TechGroup, Inc. contributed $488,532 into PA LLC, and in return, received 19,000,000 units of PA LLC ($.03 per unit). As of December 31, 2008, the total unrecognized compensation cost for non-vested unit grants granted under the Plan was $81,057, which will be amortized over the remaining vesting periods. In addition to the amortization of the fair value of units, the Company also recognizes an operational expense of $.01 per unit granted to employees. This has resulted in an additional expense of $32,069 through December 31, 2008.

Note 6 Licenses for Intellectual Property

During 2007, a minority member of PA LLC contributed licensed intellectual property to PA LLC. In exchange for the licensed intellectual property, the member accepted an ownership interest of 1,000,000 Class A Units (see Note 5), $1,550,000 in cash, $500,000 in cash upon the initial commercial sale of licensed products, a future stream of royalty payments of 3.5% (subject to certain minimums) of net sales derived from the licensed products and 7% of certain other sales, collectively fair valued at $2,334,629 on the transaction date. The Company is unable to determine at this time if it will be able to commercially utilize the intellectual property and has recorded research and development expense during the year ended December 31, 2007, for the entire fair value of $2,334,629. As a result of this transaction, the Company recorded a long-term liability and realized research and development expense aggregating $758,917 related to the present value of the estimated minimum future payments, which is included in the fair value above.

The Company is required to obtain no less than $25,000,000 in debt or equity financing pursuant to the agreement.

Note 7 Retirement Plan

Employees of PA LLC may participate in the 401k retirement plan where the Company provides a matching contribution up to 4%. Matching contributions were $99,779 and $3,881 during 2008 and 2007.

Note 8 Income Taxes

The Company accounts for income taxes under SFAS 109, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2008 and 2007. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%

0%

As of December 31, 2008, the Company has a net operating loss carry forward of approximately $600,000. This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2028. The deferred tax asset of approximately $200,000 relating to the operating loss carry forward has been fully reserved at December 31, 2008. The increase in the valuation allowance related to the deferred tax asset was approximately $200,000 during 2008. The principal difference between the accumulated deficit for income tax purposes and the accumulated deficit for financial reporting purposes results from the losses of PA LLC whose tax returns are not consolidated with those of PetroAlgae Inc.

Note 9 Related Party Transactions

During 2008 and 2007 the Company paid XL TechGroup, Inc. an aggregate of $1,699,047 and $1,184,376 as reimbursement for general and administrative expenses and $518,753 and $467,607 as reimbursement for research and development expenses.

The Company currently sub leases office space from XL TechGroup, Inc. on a month to month basis at a rate of $41,222 per month.

Note 10 Subsequent Events

On January 15, 2009, PetroAlgae Inc. (the “Company”) entered into a Stock Purchase Agreement with Engineering Automation and Design Inc., a Nebraska corporation (“EAD”), pursuant to which the Company issued 151,057 shares of common stock, par value $0.001 per share, of the Company (the “Shares”) as partial consideration, in advance, for certain services relating to the design and engineering, and construction of facilities for the growth and harvesting of algae for the production of algae oil provided by a wholly-owned subsidiary of EAD to the Company’s subsidiary, PA LLC. The fair value of the shares was approximately $6.62 per share or $1,000,0000 in the aggregate.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.

As of the end of the Company’s 2008 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control over Financial Reporting — Guidance for Smaller Public Companies” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 was effective, although management did identify certain significant deficiencies.

The SEC has defined “significant deficiency” as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. In this regard, we continue to have a small number of accounting and financial personnel with fairly limited redundancies which redundancies could be considered necessary to adequately support our financial reporting requirements. This deficiency is due to our small size and limited operating history. During fiscal 2009, as we implement our business plan, we expect to increase our accounting resources to augment our financial reporting requirements.

We understand that remediation of disclosure controls is a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary. As of the date of this report, our management believes that the implementation of our business plan and the concomitant increase in our accounting and financial resources will remediate any deficiency in internal control over financial reporting.

Notwithstanding the aforementioned deficiency, our management performed additional analyses, reconciliations and other procedures and has concluded that the Company’s consolidated financial statements for the periods covered by and included in this annual report are fairly stated in all material respects in accordance with generally accepted accounting principles in the U.S. for each of the periods presented herein.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s principal executive officer and principal financial officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following identifies each of the directors and executive officers of PetroAlgae Inc.

Name	Age	Positions
John S. Scott	58	Director, Chairman of the Board

Isaac D. Szpilzinger	61	Director

Sayan Navaratnam	34	Director

David Szostak	54	President, Secretary and Treasurer (Principal Executive Officer and Principal Financial Officer)

Set forth below is biographical information with respect to each of the aforementioned individuals.

John S. Scott, Ph.D. has been the Chairman of the Board of Directors of the Company since December 16, 2008. Dr. Scott founded XL TechGroup, Inc. in 2002 and has been a Director of XL TechGroup, Inc. and its Chief Executive Officer since that date. Dr. Scott is an entrepreneur and inventor who has founded and successfully grown eleven technology companies within the past 25 years. Dr. Scott has authored business theories surrounding the development of successful technology enterprises, and lectures to business schools throughout the United States. Previously, he was a professor at the universities of Maryland and Arizona, and a visiting professor at the University of North Carolina. Dr. Scott has also been a consultant to the United States and various European governments, and was a national research council fellow at NASA. He earned a B.Sc in physics and astrophysics at Michigan State University and a Ph.D in the astrophysics/physics dual program from the University of Arizona’s Steward Observatory.

Isaac D. Szpilzinger has been a Director of the Company since December 16, 2008. He is an attorney in solo private practice licensed in the state of New York. From 1987 until 2006, Mr. Szpilzinger practiced with the law firm of Herzfeld & Rubin, P.C. where he was named a partner in 1994. He began his legal career in 1985 with a clerkship in the New York State Supreme Court, Appellate Division, Second Judicial Department. Mr. Szpilzinger holds a B.S. in Chemistry, cum laude, from Brooklyn College, and an M.A. in Chemistry and an Advanced Certificate in Educational Administration and Supervision from Brooklyn College. He also holds a Juris Doctor degree, cum laude, from New York Law School.

Sayan Navaratnam has been a Director of the Company since December 16, 2008. Since March 1, 2009, Mr. Navaratnam has been a Senior Managing Director of Laurus Capital Management, LLC and a Senior Managing Director of Valens Capital Management, LLC, entities affiliated with our principal shareholder. Since 2004, he has been the Chairman of Creative Vistas, Inc. (CVAS). From 2000 to 2003, Mr. Navaratnam was the Chief Operating Officer of ASPRO Technologies Ltd. From 1997 to 2000, he was the Chief Executive Officer of Satellite Communications Inc., and its research arm Satellite Advanced Technologies. Mr. Navaratnam currently serves on the board of a number of privately-held companies including AC Technical Systems, Iview Digital Video Solutions, Cygnal Technologies, White Radio, and Thinkpath. Mr. Navaratnam graduated from the University of Toronto with an Honours Double Specialist degree in economics and political science.

David Szostak has been President, Secretary and Treasurer of the Company since December 16, 2008 and the Chief Financial Officer of PA LLC since its inception in 2006. A certified public accountant, he is currently the Chief Financial Officer and a Director of XL TechGroup, Inc. Mr. Szostak began his career in Chicago, Illinois working as an auditor (CPA) for a large size accountancy firm (Laventhol and Howarth) and later other smaller accounting firms. In 1987, he was Corporate Controller at Extel, Inc., a global manufacturer of electronic communication equipment for industry and governments. When Extel acquired Hetra Computer, Inc., a manufacturer of government specialty computers, in 1990, Mr. Szostak relocated to Florida and accepted the position of Vice President and CFO of Hetra. In 1993, when XL Vision, the predecessor company to XL TechGroup, acquired Hetra, Mr. Szostak continued in the same position with XL Vision. Mr. Szostak is a director on the board of TyraTech, Inc. He earned his Bachelor of Science in finance at Southern Illinois University, with graduate studies at DePaul University in Chicago.

The following identifies the directors and significant employees of PA LLC.

Name	Age	Positions
John S. Scott	58	Director, Chairman of the Board

Isaac D. Szpilzinger	60	Director

Sayan Navaratnam	34	Director

Ottmar Dippold	66	Chief Executive Officer

William Grieco	37	Vice President - Engineering

Jim McCreary	50	Chief Operating Officer

Fred Tennant	50	Vice President - Business Development

David Szostak	54	Chief Financial Officer

Ottmar Dippold became the CEO of PA LLC in March 2008. Mr. Dippold joined Space Systems Laboratory in 1967 where he served as team leader for the design of next generation optical systems for the US Air Force and NASA. He was the founder, Chairman, CEO and President of Opto-Mecanik, Inc., a designer and manufacturer of infrared optical and laser-based systems and served in this capacity for 27 years. Mr. Dippold also served as Chairman of Applied Photonics, a provider of laser-based solutions to the semiconductor and flat panel display industries. Mr. Dippold received a degree in optical engineering from the Deroy Optical Institute, Munich, Germany.

William Grieco joined PA LLC in 2008 as its Vice President of Engineering. Mr. Grieco graduated from Georgia Institute of Technology with a Bachelor’s Degree in Chemical Engineering and received his M.S. in Chemical Engineering Practice and Ph.D. in Chemical Engineering, with a minor in Environmental Pollution Management, from Massachusetts Institute of Technology. Prior to joining PetroAlgae, Mr. Grieco most recently served as Director of Process Development with Alkermes, Inc. Prior to that, Mr. Grieco spent eight years at Rohm and Haas Company, where he held positions of increasing responsibility in process research and development and was Program Manager for Nanotechnology Applications in Emerging Technologies.

Jim McCreary is currently PA LLC’s Chief Operating Officer. He joined in 2006. Before joining PetroAlgae, he was the founding CEO, CFO, or CTO of over a dozen different new venture companies, most recently in software (ValueLogix), mobile communications (ThisInstant) and medical devices (VirtualScopics, RTek Medical Systems). Mr. McCreary has a Bachelor of Arts with Honors in Economics from Yale and an MBA with Distinction from the Harvard Business School.

Fred Tennant is currently Vice President of Business Development at PA LLC. Prior to joining PetroAlgae, Mr. Tennant was President and Managing Director of Shinkoh Technologies, Inc., a consulting firm specializing in international business development. His earlier experience includes management and marketing positions with Continental Grain Company and the agri-chemicals division of W.R. Grace. Mr. Tennant has a Bachelor of Science in Agri-Business from the University of Arkansas and an MIBA from US International University.

Board of Directors and Officers

Each director is elected until the next annual meeting of the registrant and until his or her successor is duly elected and qualified. Officers are elected by, and serve at the discretion of, the board of directors. The board of directors may also appoint additional directors up to the maximum number permitted under our by-laws. A director so chosen or appointed will hold office until the next annual meeting of stockholders.

Each executive officer serves at the discretion of the board of directors and holds office until his or her successor is elected or until his or her earlier resignation or removal in accordance with our certificate of incorporation and by-laws.

Committees of the Board of Directors

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics for all directors, officers and employees. The Code of Business Conduct and Ethics is available under the investor section of the Company’s website at www.petroalgae.com. A copy of the Code of Business Conduct and Ethics may also be obtained at no charge by written request to the attention of the Investor Relations Department at PetroAlgae Inc., 1901 S. Harbor City Blvd., Suite 300, Melbourne, FL 32901, telephone: 321-409-7272, email: investorrelations@petroalgae.com.

ITEM 11.	EXECUTIVE COMPENSATION

The following tables set forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as PA LLC’s principal executive officers during the last three completed fiscal years, and all non-cash compensation awarded to those same individuals as of December 31, 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Company Stock Awards	Total Compensation

Ottmar Dippold, Chief Executive Officer (1)	2006	$193,750	$58,110	(2)	$—	$251,860
	2007	$210,000	$—	(4)	$—	$210,000
	2008	$233,077	$68,900	(5)	$—	$301,977

Jim McCreary, Chief Operating Officer (1)	2006	$16,154	$—		$—	$16,154
	2007	$200,000	$—	(4)	$—	$200,000
	2008	$200,000	$53,000	(5)	$—	$253,000

David Szostak, Chief Financial Officer (1)	2006	$275,000	$82,500	(2)	$—	$357,500
	2007	$300,000	$—	(4)	$—	$300,000
	2008	$271,154	$59,625	(5)	$—	$330,779

John Scott, Chairman of the Board (1)	2006	$475,000	$142,500	(2)	$—	$617,500
	2007	$500,000	$—	(4)	$—	$500,000
	2008	$451,923	$99,375	(5)	$—	$551,298

William Grieco, VP Engineering (3)	2006	$—	$—		$—	$—
	2007	$—	$—		$—	$—
	2008	$107,692	$32,861	(5)	$—	$140,553

Fred Tennant, VP Business Development	2006	$—	$—		$—	$—
	2007	$134,615	$20,966	(2)	$—	$155,581
	2008	$150,385	$27,030	(5)	$—	$177,415

(1)	Executive officers compensated directly by XL TechGroup, Inc. for these periods. A portion of those costs were charged to PA LLC as an expense. Beginning August 1, 2008, all executive officers were employed and compensated directly by PA LLC.
(2)	Bonus amounts are shown for the period in which they were earned. They were paid in the subsequent period.
(3)	William Grieco joined PA LLC in April 2008.
(4)	Bonus adjusted due to not being paid.
(5)	Bonus amounts are shown for the period in which they were earned. They were paid in the first quarter of 2009.

Equity Awards in PA LLC

The following table sets forth information with respect to equity awards in PA LLC held by PA LLC’s principal executive officers at December 31, 2008.

Name	Unvested Units	Vested Units (2)	Total Unit Awards (1)
Ottmar Dippold	209,435	209,435	418,870

Jim McCreary	140,000	—	140,000

David Szostak	270,000	—	270,000

John Scott	800,000	—	800,000

William Grieco	90,000	—	90,000

Fred Tennant	87,500	12,500	100,000

(1)	Incentive equity awards in PA LLC are in the form of Class B Membership Units. Employees holding Class B Membership Units will be able to exchange their Class B Membership Units for equity in PetroAlgae Inc.
(2)	As Class B Membership Unit restrictions are met, units will convert into Class A Membership Units (vested).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the number and percentage of shares of the Company’s common stock owned of record and beneficially by each director and each officer of the Company, and by each person beneficially owning more than five (5%) percent of any class of the common stock, as of December 22, 2008. Except as otherwise noted, the address of the referenced individual is c/o PetroAlgae Inc., 1901 S. Harbor City Boulevard, Suite 300, Melbourne, FL 32901.

As used in the table below, the term “beneficial ownership” means the sole or shared power to vote or direct the voting, or to dispose or direct the disposition, of any security. A person is deemed as of any date to have beneficial ownership of any security that such person has a right to acquire within 60 days after such date. Except as otherwise indicated, the stockholders listed below have sole voting and investment powers with respect to the shares indicated.

Name	Title of Stock Class	Beneficial Ownership	Percent of Class (4)
5% Holders
PetroTech Holdings Corp. (1) c/o Laurus Capital Management, LLC 335 Madison Avenue 10th Floor New York, New York 10017	Common Stock	100,000,000	95.9%

Officers and Directors

Sayan Navaratnam (2)	Common Stock	1,000,000	0.96%

John Scott (2)	Common Stock	—	—

Isaac Szpilzinger (2)	Common Stock	—	—

David Szostak (3)	Common Stock	—	—

All Directors and Officers as a Group (4 persons)	Common Stock	1,000,000	0.96%

(1)

PetroTech Holdings Corp. (“PetroTech”) is owned by Valens U.S. SPV I, LLC, a Delaware limited liability company (“Valens U.S.”), Valens Offshore SPV I, Ltd., a Cayman Islands limited company (“Valens SPV I”), Valens Offshore SPV II, Corp., a Delaware corporation (“Valens SPV II”), Laurus Master Fund, Ltd. (In Liquidation), a Cayman Islands limited company (the “Fund”), Calliope Capital Corporation, a Delaware corporation (“CCC”) and PSource Structured Debt Limited, a Guernsey company (“PSource”). The Fund, CCC and PSource are each managed by Laurus Capital Management, LLC, a Delaware limited liability company (“LCM”). Valens U.S., Valens SPV I and Valens SPV II are each managed by Valens Capital Management, LLC (“VCM”). Eugene Grin and David Grin, through other entities, are the controlling principals of LCM and VCM and share sole voting and investment power over all securities of the Company held by PetroTech. Eugene Grin and David Grin disclaim beneficial ownership of the securities of the Company held by PetroTech, except to the extent of such person’s pecuniary interest in PetroTech, if any.

(2)	Indicates director.
(3)	Indicates officer.
(4)	The percentage of common stock is calculated based upon 104,274,189 shares issued and outstanding as of December 22, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

1.	Sublease from XL TechGroup, Inc.

PA LLC currently subleases space from XL TechGroup, Inc. (“XL TechGroup”), on a month to month basis, at a current rate of $41, 222 per month. Messrs. Scott and Szostak serve as directors and/or executive officers of both XL TechGroup and PA LLC. XL TechGroup founded and developed PA LLC from its inception.

2.	Issuance of Shares to Board Director

On December 19, 2008, in a private placement, PetroAlgae Inc. issued 1,000,000 shares of its common stock to Nationwide Solutions Inc., a Canadian corporation (“Nationwide Solutions”), that is performing consulting services for the Company. Sayan Navaratnam, a Company director, is the sole owner of Nationwide Solutions.

3.	Consulting Agreement with Board Director

As of March 1, 2009, Sayan Navaratnam accepted a position with both Laurus Capital Management, LLC (“Laurus Capital”) and Valens Capital Management, LLC (“Valens Capital”). In addition, Nationwide Solutions, Inc., a Canadian corporation of which Mr. Navaratnam is the sole shareholder, has entered into a consulting agreement with both Valens Capital and Laurus Capital.

4.	Issuance of Shares to Entities Affiliated with Principal Shareholder

On December 22, 2008, in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to the exemption afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, PetroAlgae Inc. issued and sold 666,667 shares of its common stock for a total purchase price of $2,100,000 to Valens U.S. SPV I, LLC, and 2,507,936 shares of its common stock for a total purchase price of $7,900,000 to Valens Offshore SPV I, Ltd. The Company used the proceeds of this private placement to fund the working capital needs of PA LLC.

5.	Director Independence

None of our directors are independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by Stark Winter Schenkein & Co., LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2008, and December 31, 2007, and fees billed for other services rendered by Stark Winter Schenkein & Co., LLP during those periods.

	2008	2007
Audit fees (1)	$30,000	$40,500
Audit-related fees(2)	$0	$0
Tax fees(3)	$0	$0
All other fees(4)	$0	$0
Total	$30,000	$40,500

(1)	Audit fees were principally for audit work performed on the consolidated financial statements and internal control over financial reporting, as well as statutory audits.
(2)	Stark Winter Schenkein & Co., LLP did not provide any “audit related services” during the period.
(3)	Stark Winter Schenkein & Co., LLP did not provide any “tax services” during the period.
(4)	Stark Winter Schenkein & Co., LLP did not provide any “other services” during the period.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Board of Directors of the Company has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

Prior to engagement of the independent registered public accounting firm for next year’s audit, management will submit a list of services and related fees expected to be rendered during that year within each of four categories of services to the Board of Directors for approval.

1. Audit services include audit work performed on the financial statements and internal control over financial reporting, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and discussions surrounding the proper application of financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including employee benefit plan audits.

3. Tax services include all services, except those services specifically related to the audit of the financial statements, performed by the independent registered public accounting firm’s tax personnel, including tax analysis; assisting with coordination of execution of tax-related activities, primarily in the area of corporate development; and tax compliance and reporting.

4. All Other services are those services not captured in the audit, audit-related or tax categories. The Company generally does not request such services from the independent registered public accounting firm.

Prior to engagement, the Board of Directors pre-approves independent public accounting firm services within each category and the fees for each category are budgeted. The Board of Directors requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Board of Directors requires specific pre-approval before engaging the independent registered public accounting firm.

The Board of Directors may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Board of Directors at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements. The following consolidated financial statements, related notes, report of independent registered public accounting firm and supplementary data are incorporated by reference into Item 8 of Part II of this 2008 Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

15(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or because the information is provided elsewhere in the financial statements.

15(a)(3) Exhibits. These exhibits are available upon request. Requests should be directed to the Investor Relations Department at PetroAlgae Inc., 1901 S. Harbor City Blvd., Suite 300, Melbourne, FL 32901, telephone: 321-409-7272, email: investorrelations@petroalgae.com. The exhibit numbers preceded by an asterisk (*) indicate exhibits physically filed with this 2008 Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit number 10.3 is the sole management contract or compensatory plan or arrangement filed as an exhibit to this 2008 Form 10-K.

*3.1	Restated Certificate of Incorporation of PetroAlgae Inc.

*3.2	Restated Bylaws of PetroAlgae Inc.

10.1	Stock Purchase Agreement, dated December 22, 2008, by and between PetroAlgae Inc. and Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed December 29, 2008)

10.2	Stock Purchase Agreement, dated December 22, 2008, by and between PetroAlgae Inc. and Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K, filed December 29, 2008)

10.3	Consulting Agreement, dated December 19, 2008, between PetroAlgae Inc. and Nationwide Solutions Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K, filed December 29, 2008)

10.4	Substitute Membership Agreement, dated December 19, 2008, between PetroTech Holdings Corp. and PetroAlgae Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K, filed December 29, 2008)

10.5	Amended and Restated Limited Liability Company Agreement of PA LLC, dated February 16, 2007 (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K, filed December 29, 2008)

10.6	Consent Agreement, dated August 14, 2008, by and among Arizona Sciences and Technology Enterprises, LLC, PA LLC, LV Administrative Services, Inc. and PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K, filed December 29, 2008)

*10.7	Consent Agreement, dated September 24, 2008, made by Arizona Sciences and Technology Enterprises, LLC

10.8	Demand Note, dated December 26, 2008, in the principal amount of $10,000,000, issued by PA LLC to PetroAlgae Inc. (incorporated by reference to Exhibit 10 to the registrant’s current report on Form 8-K, filed January 6, 2000)

*10.9	License Agreement, dated September 18, 2008, by and between Arizona Sciences and Technology Enterprises, LLC and PA LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

*14.1	Code of Business Conduct and Ethics

*31.1	Rule 13a-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a) Certification of Principal Financial Officer

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROALGAE INC.

By:	/s/ David Szostak
Name:	David Szostak
Title:	President
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ John Scott	Director, Chairman of the Board	March 31, 2009
John Scott

/s/ Isaac Szpilzinger	Director	March 31, 2009
Isaac Szpilzinger

/s/ Sayan Navaratnam	Director	March 31, 2009
Sayan Navaratnam