Form 10-Q
period 2009-03-31
PetroAlgae Inc.
filed 2009-05-15
CIK 927472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-24836

PetroAlgae Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0301060
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1901 S. Harbor City Blvd., Suite 300 Melbourne, FL	32901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 321-409-7500

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒     NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock as of May 11, 2009 was 104,425,246 shares of common stock, all of one class.

PETROALGAE INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash	$3,591,707	$10,416,823
Prepaid expenses	142,654	110,277

Total current assets	3,734,361	10,527,100

Property and equipment	2,402,254	1,390,712
Accumulated depreciation	(487,216)	(324,507)

Net property and equipment	1,915,038	1,066,205

Long-term deposits	5,000	5,000

Total assets	$5,654,399	$11,598,305

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable	$1,803,772	$1,043,285
Accrued expenses	1,189,256	1,786,341
Accrued interest - related party	574,682	349,779
Notes payable - related party	7,639,601	7,639,601

Total current liabilities	11,207,311	10,819,006

Long-term liabilities:
Note payable - related party	17,148,666	16,921,243
Other long-term liabilities	758,917	758,917

Total liabilities	29,114,894	28,499,166

Stockholders (deficit):
Preferred stock - $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Series B - 10,000,000 shares authorized
Undesignated - 15,000,000 shares authorized
Common stock - $.001 par value, 300,000,000 shares authorized 104,425,246 and 104,274,189 shares issued and outstanding	104,425	104,274
Paid in capital	14,466,395	13,466,546
Deferred compensation	(2,712,500)	(3,106,250)
Deficit accumulated during the development stage	(34,156,010)	(27,365,431)

	(22,297,690)	(16,900,861)

Noncontrolling interest	(1,162,805)	—

Total stockholders’ (deficit)	(23,460,495)	(16,900,861)

Total liabilities and stockholders’ (deficit)	$5,654,399	$11,598,305

See the accompanying notes to the financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	From the Period From Inception (September 22, 2006) Through March 31, 2009
Revenue	$—	$—	$—

Costs and expenses:
General and administrative	2,952,100	859,878	9,787,112
Research and development	4,548,958	1,898,725	23,460,797
Interest expense	452,326	201,606	2,143,837

Total costs and expenses	7,953,384	2,960,209	35,391,746

Net loss before non-controlling interest	(7,953,384)	(2,960,209)	(35,391,746)

Non-controlling interest	1,162,805	—	1,235,736

Net loss	$(6,790,579)	$(2,960,209)	$(34,156,010)

Net loss per share - basic and diluted	$(0.07)	$(0.03)

Weighted average shares outstanding basic and diluted	104,412,452	100,000,000

See the accompanying notes to the financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	From the Period From Inception (September 22, 2006) Through March 31, 2009
Cash flows from operating activities:
Net cash (used in) operating activities	$(5,813,574)	$(1,542,693)	$(22,689,172)

Cash flows from investing activities:
Acquisition of property and equipment	(1,011,542)	(202,833)	(2,402,254)

Net cash (used in) investing activities	(1,011,542)	(202,833)	(2,402,254)

Cash flows from financing activities:
Proceeds from notes payable - related party	—	1,650,000	18,194,601
Shares issued for services	—	—	10,488,532

Net cash provided by financing activities	—	1,650,000	28,683,133

Net increase (decrease) in cash	(6,825,116)	(95,526)	3,591,707
Cash - beginning of period	10,416,823	184,145	—

Cash - end of period	$3,591,707	$88,619	$3,591,707

Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

See the accompanying notes to the financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

March 31, 2009

Note 1 Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Rule 8.03 of Regulation SX. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2008 and 2007 and for the years then ended included in the Company’s Form 10-K.

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense. Actual results may differ from these estimates.

Organization

On December 16, 2008, Corporate Services International, a Delaware corporation, sold 9,000,000 shares of Series B preferred stock of Dover Glen, Inc. and 10,000,000 shares of common stock of Dover Glen, Inc. to PetroTech Holdings Corp., a Delaware corporation (“PetroTech Holdings”), for $350,000 in a private placement transaction.

On December 16, 2008, PetroTech Holdings submitted a conversion notice to Dover Glen, Inc. for its 9,000,000 shares of Series B preferred stock. Each share of Series B preferred stock converted into 10 shares of common stock of the Company.

As a result of the acquisition of shares and subsequent conversion, PetroTech Holdings was the owner of 100,000,000 shares of common stock of Dover Glen, Inc. which, as of December 16, 2008, represented 99.9% of the total issued and outstanding common stock of Dover Glen, Inc.

On December 19, 2008, PetroTech Holdings assigned its entire interest in PetroAlgae LLC (“PA LLC”), representing approximately 81.3% of the membership interests on a fully diluted basis, to Dover Glen, Inc. for no consideration. This assignment had the effect of causing Dover Glen, Inc. to cease being a shell company. As a result of the assignment, the business of PA LLC has become the sole line of business of Dover Glen, Inc. Also, on December 19, 2008, Dover Glen, Inc. changed its name to “PetroAlgae Inc.”

As the former members of PA LLC control PetroAlgae Inc. after the transaction, the merger was accounted for as a reverse acquisition under which, for accounting purposes, PA LLC is deemed to be the acquirer and PetroAlgae Inc., the legal acquirer, is deemed to be the acquired entity. No goodwill was recognized as PetroAlgae Inc. was a “shell” company. The former shareholders of PetroAlgae Inc. retained an aggregate of 99,586 shares of common stock and the excess of the liabilities assumed over the assets received at the acquisition date of $67,712 has been reclassified to equity.

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

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of the Company and its consolidated subsidiary PA LLC of which the Company owns approximately 81.3% on a fully diluted basis.

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

Basis of Reporting

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2009, the Company had a working capital deficit of $7,472,950, an accumulated deficit of $34,156,010, and a stockholders’ deficit of $23,460,495. In addition, the Company has no revenue generating operations.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity, and attain profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional investments. In addition, the Company is seeking to establish a revenue base. Failure to secure such financing or to raise additional equity capital and to establish a revenue base may result in the Company depleting its available funds and not being able to pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2 Property and Equipment

Property and equipment less accumulated depreciation and amortization, consists of the following:

	March 31, 2009	December 31, 2008
Leasehold improvements	$338,150	$365,160
Furniture and fixtures	59,871	22,567
Automobiles	32,344	32,344
Computer and office equipment	138,040	127,019
Engineering and pilot system equipment	1,512,460	607,050
Software and networking	321,389	236,572

Total cost basis	2,402,254	1,390,712
Less accumulated depreciation and amortization	(487,216)	(324,507)

	$1,915,038	$1,066,205

Note 3 Notes Payable – Related Party

Notes payable consist of the following:

March 31, 2009
Short-Term Notes

Note Payable to Valens US • Collateral – all assets of the Company • Interest accrues monthly, at 12% per annum • Notes are due on demand	$417,512

Notes Payable to PetroTech Holdings Corp. • Collateral – all assets of the Company • Interest accrues monthly, at 12% per annum • Notes are due on demand	7,222,089

Total Short-Term Notes	$7,639,601

Long-Term Notes

Up to $25,000,000 collateralized note dated January 1, 2007 • Collateral – all assets of the Company • Interest accrues monthly, and is drawn into note on a monthly basis at Prime + 2% (5.25% at March 31, 2009) • Due on the earliest to occur of (a) the Borrower’s receipt of the proceeds from a Qualified IPO (as defined in the agreement), (b) the sale of all or substantially all of the assets of the borrower, or (c) August 31, 2010.	$17,148,666

Total Long-Term Notes	$17,148,666

Note 4 Stockholders’ (Deficit) Equity

The Company’s equity consists of the following:

300,000,000 shares of $.001 par value common stock authorized; 25,000,000 shares of $.001 par value preferred stock of which 15,000,000 shares are undesignated; and 10,000,000 shares are designated as series B. Each share of series B preferred stock is entitled to 10 votes on all matters voted on and is convertible into 10 shares of common stock at the option of the holder.

At Inception the Company issued 100,000,000 shares of common stock in exchange for cash of $488,532.

During December 2008 the Company issued 3,174,603 shares of common stock for cash of $3.15 per share aggregating $10,000,000 pursuant to a private placement.

During December 2008 the Company issued 1,000,000 shares of common stock for consulting services to be performed through December 2010. The shares were valued at $3.15 per share aggregating $3,150,000 based on the sale of common stock described above which approximated fair market value on the date it was agreed the shares would be issued. The $3,150,000 was recorded as deferred compensation and $437,500 was amortized through March 31, 2009.

On January 15, 2009, PetroAlgae Inc. (the “Company”) entered into a Stock Purchase Agreement with Engineering Automation and Design Inc., a Nebraska corporation (“EAD”), pursuant to which the Company issued 151,057 shares of common stock, par value $0.001 per share, of the Company (the “Shares”) as partial consideration for certain services relating to the design and engineering, and construction of facilities for the growth and harvesting of algae for the production of algae oil provided by a wholly-owned subsidiary of EAD to the Company’s subsidiary, PA LLC. The fair value of the shares was approximately $6.62 per share or $1,000,000 in the aggregate which was charged to operations during the period. The Company has the right to repurchase these shares at $.001 per share through June 30, 2009.

Non-controlling Interest and PA LLC Equity Incentive Plan

During 2007 the Company issued 5% of the Class A voting units (1,000,000 units) of PA LLC valued at $25,713 as partial consideration for a license to AzTE. AzTE has been granted anti-dilution and is entitled to 5% of the fully diluted capitalization of PA LLC prior to the closing of any IPO. Pursuant to the non-dilution clause, the Company will be required to issue AzTE an additional 167,372 units as of March 31, 2009.

PA LLC has affected an equity incentive plan to provide employees and consultants with awards of interests denominated as Class B units limited to 14% of the total outstanding units.

PA LLC granted 3,180,071 units to various employees through unit grant agreements. The unit grants generally vest over four years of continual service. The fair value of these grants was determined by the Company as $95,402 at the grant date, and related charges of $5,393 and $2,859 were included in operating expenses at March 31, 2009, and 2008, respectively. The fair value of the unit grants was determined using the transaction that took place in 2006 where XL TechGroup, Inc. contributed $488,532 into PA LLC, and in return, received 19,000,000 units of PA LLC ($.03 per unit). As of March 31, 2009, the total unrecognized compensation cost for non-vested unit grants granted under the Plan was $74,861, which will be amortized over the remaining vesting periods. In addition to the amortization of the fair value of units, the Company also recognizes an operational expense of $.01 per unit granted to employees. This has resulted in an additional expense of $31,801 through March 31, 2009.

As of March 31, 2009, non-controlling interest parties collectively owned 18.62% of PA LLC, and have absorbed their respective portion of loss with PA LLC. The amount of loss absorbed is $1,162,805 for the three months ending March 31, 2009.

Note 5 Related Party Transactions

The Company currently sub-leases office space from XL TechGroup, Inc. on a month to month basis at a rate of $41,222 per month.

Note 6 Commitments

The Company has entered into a short term design and construction agreement with EAD Constructors, Inc. (“EAD”) for approximately $2,160,000. Through March 31, 2009, the Company has incurred approximately $904,000 of charges. While termination clauses exist, commitments to this effort occur rapidly. Additionally, the Company has issued 151,057 shares of common stock to EAD (see Note 4).

Note 7 Subsequent Events

In April and May 2009, PetroTech Holdings Corp. provided $10,000,000 of additional funding under convertible demand notes with interest at 12% per annum. The notes are convertible into shares of the Company’s common stock at 90% of the average price of the Company’s common stock for the three trading days prior to the date of conversion. The Company entered into a non binding merger letter with PetroTech Holdings Corp. This agreement provides for a combination of the two companies subject to the attainment for a twelve month consecutive period of EBIDA of not less than $100 million by the Company and other restrictions described in the letter.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve numerous risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in this report under “Risk Factors,” as well as those discussed elsewhere in this report. You should read the following discussion and analysis in conjunction with the Company’s financial statements and related notes, each included elsewhere in this report.

Overview

PetroAlgae is a development stage company which is commercializing and developing new technologies to grow and harvest micro-crops to produce renewable feedstocks for the petroleum and biofuels industries. One of PetroAlgae’s core activities is the development of technologies to produce oil from algae. However, our corporate strategy is much broader in that the Company selects the most suitable microorganism for each specific location (indigenous to the region) and application and then applies PetroAlgae’s distinct proprietary processes to scale from a microorganism to a high output-producing micro-crop. Micro-crops include macro-algae, micro-algae, diatoms, micro-angiosperms, cyanobacters and other small fuel and food-producing organisms of extremely rapid growth.

If the Company is successful in deploying these technologies, the result will be a modular bioreactor system which can be built and operated cost-effectively on a very large commercial scale. A complimentary co-product which may be produced in production of these feedstocks is high-quality proteins. These proteins may be appropriate for incorporation into both human and animal foods.

PetroAlgae has incurred losses since inception of operations on September 22, 2006 and has an accumulated deficit of $34.2 million as of March 31, 2009. PetroAlgae’s losses have resulted principally from research and development expenses and also costs from general and administrative expenses.

As a development stage company, the Company expects that in 2009 it will start to realize from customers license fees in advance of royalty payments. To support customer activities, the Company also expects a significant increase in its operations.

We expect to begin commercializing our proprietary biofuel technologies later this year. While we strive to maintain proper cost and spending controls, our expenditures in the first quarter of 2009 reflect increases in staffing and salary related expenses as the Company continues to prepare for commercialization of its technology. Specifically, however, PetroAlgae is expanding its resources and personnel in the areas of business development, marketing and government affairs.

Results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008

Revenue

Since PetroAlgae’s inception, we have generated no revenue. In general, the Company expects to record and recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred.

Costs and expenses

The Company’s total costs and expenses increased $4.9 million (or 169%) to $8.0 million primarily due to an increase in personnel costs, consulting costs, and an increase in activity of research and development as the Company continues to grow its operations.

General and administrative expenses:    Total general and administrative expenses increased $2.1 million (or 244%) to $3.0 million for the three months ended March 31, 2009, from $860,000 in the comparable period in 2008. General and administrative expenses includes the Company’s public company costs, legal, general corporate overheads, business development, information technology, and intellectual property management. During the period from inception (September 22, 2006) through August 1, 2008, a portion of the Company’s general and administrative activities were provided directly by XL TechGroup for support services and recorded as related party expenses separate from direct third party expenses.

Research and development expenses:    Total research and development expenses increased $2.7 million (or 140%) to $4.5 million for the three months ended March 31, 2009, from $1.8 million in the comparable period in 2008. Development costs include the research and experimentation of the various system components and the design and construction of the commercial scaled pilot system for customer demonstration.

Interest expense:    Interest expense on PetroAlgae’s debt outstanding under its note with PetroTech Holdings Corp (PetroTech Holdings Corp assumed the note from XL TechGroup in August 2008) increased to $223,138 (or 11%) for the three months ended March 31, 2009 from $201,606 in the comparable period in 2008. Commencing in August 2008, additional funding totaling $7.6 million has been advanced by Laurus Master Fund Ltd ($417,512), and PetroTech Holdings Corp ($7.2 million) which has triggered an additional interest expense of $229,188 for the three months ending March 31, 2009. Interest for both short term and long term notes are currently accrued.

Non-controlling interest

Due to changes in accounting pronouncements, the Company has begun, as of March 31, 2009, recording non-controlling party interest. The amount of loss absorbed is $1,162,805 for the three months ending March 31, 2009.

Liquidity and Capital Resources

At March 31, 2009, PetroAlgae had $3.6 million in cash down from $10.4 million at December 31, 2008.

Net cash used in operating activities was $5.8 million and $1.5 million for the three month periods ending March 31, 2009 and 2008, respectively. This was primarily attributed to expenditures used to fund PetroAlgae’s research and product development activities, design and construction of its pilot production facility, and to build its operational and business development efforts.

Net cash used in investing activities, was $1,012,000 and $203,000 for the three month periods ending March 31, 2009 and 2008, respectively. For the period, increased expenditures in construction of the pilot facility is $905,000, and $107,000 for general property and equipment. We expect continued spending for the pilot facility will continue at this pace.

Net cash provided by financing activities was $0 and $1.7 million for the three month periods ending March 31, 2009 and 2008, respectively. In April and May 2009, the Company borrowed an additional $10.0 million from its principal shareholder under a convertible loan.

PetroAlgae’s contractual payment obligations as of March 31, 2009 are as follows:

	Total	Less than 1 year	1-3 years
Operating lease for facilities	$106,938	$82,926	$24,012

Total	$106,938	$82,926	$24,012

PetroAlgae has primarily financed its operations through loans and investments from its principal shareholder and related entities. As of March 31, 2009, the principal outstanding balance on such loans was $24.8 million, of which $7.6 million was in the form of demand loans bearing interest at 12% per annum and $17.2 million was outstanding at a floating rate of prime plus 2%. Currently, interest on all loans accumulated as additional principal or as accrued interest.

Summary of loan activity

	Short-term notes		Long-term notes	Total notes
	Principal	Accrued Interest	Principal	Principal	Accrued Interest
2007
Advances	$—	$—	$8,527,812		$
Long term interest			379,982	$8,907,794		—
2008
Advances	7,639,601	349,779	7,051,699
Long term interest			961,749	15,653,049		349,779
2009
Advances—through March 31	—	224,903	—
Long term interest			227,424	227,424		224,903

Total	$7,639,601	$574,682	$17,148,666	$24,788,267		$574,682

Changes in working capital accounts include an increase of $760,000 in accounts payable and a $597,000 decrease in accrued expenses for the three month period. The increase in accounts payable is as a result of increases in overall operating activity. Accrued expense decreased in the three month period due principally to the payment of the Company’s 2008 employee incentive cash bonuses.

We expect to continue to incur substantial losses in 2009. The amount and timing of our future losses are highly uncertain. Our ability to achieve and thereafter sustain profitability will be dependent upon, among other things, successfully completing our pilot system, entering into partner license agreements, actually receiving licensing fees under partner license agreement (including without limitation the partner license agreement executed in the first quarter of 2009), and receiving royalty payments from such partner license agreements.

We will require substantial additional funding in order to continue our development and product commercialization. While we believe that proceeds from recent investments combined with our current capital resources may be sufficient to meet our capital and operating requirements for the near term, we cannot assure you that we will not require additional necessary financing. If needed, the Company may seek to raise additional capital through issuing additional equity or debt. Our funding requirements may significantly increase at any time due to technological advances or competition from other companies. Our future capital requirements will also depend on numerous other factors, including scientific progress in our research and development programs, successful completion of our demonstration system, our ability to attract licensing fees from customers, additional personnel costs, and the costs in filing and prosecuting patent applications and enforcing patent claims. We cannot assure you that adequate funding will be available to us or, if available, that it will be available on acceptable terms. Any shortfall in funding could result in our having to curtail our research and development efforts, and cause us substantial difficulty in continuing to operate as a going concern.

PetroAlgae Inc. has never paid or declared dividends on its capital stock.

Critical Accounting Policies and Management Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of financial condition and results of operation are based on PetroAlgae’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires PetroAlgae to make estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

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

In December 2007, the FASB issued SFAS No. 141 (R) “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk is related to our borrowings. Fixed rate borrowings may have their fair market value adversely impacted from changes in interest rates. Floating rate borrowings will lead to additional interest expense if interest rates increase.

PetroAlgae enters into loan arrangements when needed. At March 31, 2009, the principal balance on the Company’s outstanding long-term and short-term notes was $24.8 million, of which $17.1 million was outstanding at a floating rate of 2% over the prime interest rate and $7.6 million was outstanding at a fixed rate of 12%.

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

Commodity Price Risk

The result of deploying our technology, once commercialized, will be the creation of feedstock for the fuel and animal feed markets which may directly or indirectly compete with existing commodities. Fuel (diesel or biodiesel) is a commodity whose price is determined based on in part the price of petroleum diesel, world demand, supply and other factors, all of which are beyond our control. We expect that petroleum prices will continue to fluctuate in the future. Significant fluctuations in these commodity prices could impact the economic profitability of our products and services. However, given that we are still at the development stage, we are currently not subject to commodity price risk.

ITEM 4T.    CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.    RISK FACTORS

Information concerning certain risks and uncertainties appears in Part I, Item IA “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. You should carefully consider these risks and uncertainties before making an investment decision with respect to shares of our common stock. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

There have been no material changes to the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 15, 2009, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Engineering Automation and Design, Inc., a Nebraska corporation (“EAD”), pursuant to which we issued to EAD 151,057 shares of common stock, par value $0.001 per share, of the Company (the “Shares”). These Shares were partial consideration, in advance, for services to be performed prior to June 30, 2009. The Shares will account for $1,000,000 of the total consideration to be paid to EAD, with the remainder of the total consideration to be paid in cash or cash equivalents in amounts to be mutually agreed.

The Shares are subject to repurchase rights in favor of the Company, which shall lapse as the services are provided. EAD has also agreed to be bound by a lock-up agreement and registration rights agreement (providing for piggyback rights but not demand registration rights).

The Shares were sold in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about May 15, 2009, the Company distributed to its security holders an Information Statement on Schedule 14C informing shareholders of the following corporate actions taken by written consent:

1.	The ratification of the appointment of Stark Winter Schenkein & Co., LLP as independent auditor of the Company for 2009;

2.	The re-election of Sayan Navaratnam, John S. Scott, and Isaac Szpilzinger to the Board of Directors of the Company; and

3.	The adoption of the Company’s 2009 equity compensation plan.

Stockholders owning a majority of the outstanding voting securities of the Company entitled to vote on the above matters authorized the above corporate actions on May 11, 2009 by written consent in lieu of an annual general meeting of stockholders, in accordance with the requirements of the Delaware General Corporation Law. The actions by stockholder consent will take effect 21 calendar days after the mailing of the Information Statement to our shareholders.

No other matters were submitted to security holders of the Company during the period covered by this report.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS

These exhibits are available upon request. Requests should be directed to the Investor Relations Department at PetroAlgae Inc., 1901 S. Harbor City Blvd., Suite 300, Melbourne, FL 32901, telephone: 321-409-7272, email: investorrelations@petroalgae.com. The exhibit numbers preceded by an asterisk (*) indicate exhibits physically filed with this Form 10-Q. All other exhibit numbers indicate exhibits filed by incorporation by reference.

3.1	Restated Certificate of Incorporation of PetroAlgae Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s annual report on Form 10-K, filed March 31, 2009)

3.2	Restated Bylaws of PetroAlgae Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K, filed March 31, 2009)

*10.1	Stock Purchase Agreement, dated January 15, 2009, between PetroAlgae Inc. and Engineering Automation and Design, Inc.

*10.2	Master License Agreement, dated March 5, 2009, by and between PA LLC and GTB Power Enterprise, Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

*10.3	Side Letter to Master License Agreement, dated March 5, 2009, between PA LLC and GTB Power Enterprise, Ltd.

10.4	Convertible Demand Note, dated April 24, 2009, in the principal amount of $2,024,000, issued by PA LLC to PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed April 30, 2009)

*10.5	Amendment One to Master License Agreement, dated April 30, 2009, by and between PA LLC and GTB Power Enterprise, Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

*10.6	Convertible Demand Note, dated May 8, 2009, in the principal amount of $7,976,000, issued by PA LLC to PetroTech Holdings Corp.

*10.7	Letter Agreement, dated May 12, 2009, with PetroTech Holdings Corp.

*31.1	Rule 13a-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a) Certification of Principal Financial Officer

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROALGAE INC.
By:	/s/ David Szostak
Name:	David Szostak
Title:	President (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)