Form 10-Q
period 2009-06-30
PetroAlgae Inc.
filed 2009-08-14
CIK 927472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒     NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒

The number of shares outstanding of the registrant’s common stock as of August 13, 2009 was 104,425,246 shares of common stock, all of one class.

PETROALGAE INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

INDEX

Form 10-Q Item Number		Page No.

	PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of June 30, 2009 (unaudited), and December 31, 2008	1

	Consolidated Statements of Operations for the three months and six months ended June 30, 2009, and June 30, 2008, and for the period from inception to June 30, 2009 (unaudited)	2

	Consolidated Statements of Cash Flows for the six months ended June 30, 2009, and June 30, 2008, and for the period from inception to June 30, 2009 (unaudited)	3

	Notes to Unaudited Consolidated Financial Statements	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4T.	CONTROLS AND PROCEDURES	12

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	13

ITEM 1A.	RISK FACTORS	13

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	13

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13

ITEM 5.	OTHER INFORMATION	13

ITEM 6.	EXHIBITS	14

SIGNATURE		15

- i -

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash	$4,727,145	$10,416,823
Prepaid expenses	111,553	110,277

Total current assets	4,838,698	10,527,100

Property and equipment	3,194,403	1,390,712
Accumulated depreciation	(701,921)	(324,507)

Net property and equipment	2,492,482	1,066,205

Long-term deposits	5,000	5,000

Total assets	$7,336,180	$11,598,305

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable	$1,957,432	$1,043,285
Accrued expenses	1,096,936	1,786,341
Accrued expenses - related party	1,144,289	349,779
Notes payable - related party	17,639,601	7,639,601

Total current liabilities	21,838,258	10,819,006

Long-term liabilities:
Note payable - related party	17,378,779	16,921,243
Other long term liabilities	758,917	758,917

Total liabilities	39,975,954	28,499,166

Stockholders’ (deficit):
Preferred stock - $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Series B - 10,000,000 shares authorized
Undesignated - 15,000,000 shares authorized
Common stock - $.001 par value, 300,000,000 shares authorized, 104,425,246 and 104,274,189 shares issued and outstanding	104,425	104,274
Paid in capital	14,465,826	13,466,546
Deferred compensation	(2,318,750)	(3,106,250)
(Deficit) accumulated during the development stage	(42,006,863)	(27,365,431)

	(29,755,362)	(16,900,861)

Noncontrolling interest	(2,884,412)	—

Total stockholders’ (deficit)	(32,639,774)	(16,900,861)

Total liabilities and stockholders’ (deficit)	$7,336,180	$11,598,305

See the accompanying notes to the financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended		From the period from Inception (September 22, 2006) to June 30, 2009
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenue	$—	$—	$—	$—	$—

Costs and expenses:
General and administrative	1,625,027	835,022	4,582,251	1,694,900	11,417,263
Research and development	7,334,872	2,650,287	11,881,388	4,549,012	30,793,226
Interest expense, net of interest income	607,438	232,987	1,062,206	434,593	2,753,717

Total costs and expenses	9,567,337	3,718,296	17,525,845	6,678,505	44,964,206

Net loss before non-controlling interest	(9,567,337)	(3,718,296)	(17,525,845)	(6,678,505)	(44,964,206)

Non-controlling interest	1,721,607	—	2,884,412	—	2,957,343

Net loss	$(7,845,730)	$(3,718,296)	$(14,641,432)	$(6,678,505)	$(42,006,863)

Net loss per share - basic and diluted	$(0.08)	$(0.04)	$(0.14)	$(0.07)

Weighted average shares outstanding basic and diluted	104,425,246	100,000,000	104,399,517	100,000,000

See the accompanying notes to the financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended		From the period from Inception (September 22, 2006) to June 30, 2009
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net cash (used in) operating activities	$(13,885,987)	$(1,180,310)	$(30,761,585)

Cash flows from investing activities:
Acquisition of property and equipment	(1,803,691)	(336,528)	(3,194,403)

Net cash (used in) investing activities	(1,803,691)	(336,528)	(3,194,403)

Cash flows from financing activities:
Proceeds from notes payable - related party	10,000,000	1,650,000	28,194,601
Shares issued	—	—	10,488,532

Net cash provided by financing activities	10,000,000	1,650,000	38,683,133

Net increase (decrease) in cash	(5,689,678)	(164,401)	4,727,145
Cash - beginning of period	10,416,823	184,145	—

Cash - end of period	$4,727,145	$19,744	$4,727,145

Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

See the accompanying notes to the financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

June 30, 2009

Note 1    Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and Rule 8.03 of Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2008 and 2007 and for the years then ended included in the Company’s Form 10-K.

The accompanying financial statements are prepared in accordance with U.S. GAAP, which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense. Actual results may differ from these estimates.

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

On December 19, 2008, PetroTech Holdings assigned its entire interest in PetroAlgae LLC (“PA LLC”), representing approximately 81.3% of the membership interests on a fully diluted basis of PA LLC, to Dover Glen, Inc. for no consideration. This assignment had the effect of causing Dover Glen, Inc. to cease being a shell company. As a result of the assignment, the business of PA LLC has become the sole line of business of Dover Glen, Inc. Also, on December 19, 2008, Dover Glen, Inc. changed its name to “PetroAlgae Inc.”.

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

PA LLC was created on September 22, 2006, in the State of Delaware to develop and commercialize proprietary technologies to grow and harvest micro-crops to produce renewable feedstocks for the petroleum industry. These designs would be licensed to partners around the world in return for license fees and ongoing royalties.

The Company is currently in the development stage as defined in SFAS 7.

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of the Company and its consolidated subsidiary PA LLC of which the Company owns approximately 81.5% on a fully diluted basis.

All intercompany transactions and balances have been eliminated in consolidation.

Basis of Reporting

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2009, the Company had a working capital deficit of $16,999,560, an accumulated deficit of $42,006,863, and a stockholders’ deficit of $32,639,774. In addition, the Company has not generated revenues to date.

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

Note 2    Property and Equipment

Property and equipment and related accumulated consist of the following:

June 30, 2009
Leasehold improvements	$391,640
Furniture and fixtures	76,664
Automobiles	59,749
Computer and office equipment	193,662
Engineering equipment	2,125,202
Software and networking	347,487

Total cost basis	3,194,403
Less accumulated depreciation and amortization	(701,921)

Property and equipment net of accumulated depreciation and amortization	$2,492,482

Note 3    Notes Payable – Related Party

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

Notes payable consist of the following:

June 30, 2009
Short-Term Notes
Note Payable to Valens US	$417,512
• Collateral – all assets of the Company
• Interest accrues monthly, at 12% per annum
• Notes are due on demand

Notes Payable to PetroTech Holdings Corp.	17,222,089
• Collateral – all assets of the Company
• Interest accrues monthly, at 12% per annum
• Notes are due on demand

Total Short-Term Notes	$17,639,601

Long-Term Notes
Up to $25,000,000 collateralized note dated January 1, 2007	$17,378,779
• collateral – all assets of the Company
• Interest payable monthly, and is drawn into note on a monthly basis at Prime + 2% (5.25% at December 31, 2008)

•     Due on the earliest to occur of (a) the Borrower’s receipt of the proceeds from a Qualified IPO (as defined in the agreement), (b) the sale of all or substantially all of the assets of the borrower, or (c) August 31, 2010.

Total Long-Term Notes	$17,378,779

Note 4    Stockholders’ (Deficit)

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

At Inception (September 22, 2006) the Company issued 100,000,000 shares of common stock in exchange for cash of $488,532.

During December 2008 the Company issued 3,174,603 shares of common stock for cash of $3.15 per share aggregating $10,000,000 pursuant to a private placement.

During December 2008 the Company issued 1,000,000 shares of common stock for consulting services to be performed through December 2010. The shares were valued at $3.15 per share aggregating $3,150,000 based on the sale of common stock described above which approximated fair market value on the date it was agreed the shares would be issued. The $3,150,000 was recorded as deferred compensation and $831,250 was amortized through June 30, 2009.

On January 15, 2009, PetroAlgae Inc. (the “Company”) entered into a Stock Purchase Agreement with Engineering Automation and Design Inc., a Nebraska corporation (“EAD”), pursuant to which the Company issued 151,057 shares of common stock, par value $0.001 per share, of the Company (the “Shares”) as partial consideration for certain services relating to the design and engineering, and construction of facilities for the growth and harvesting of algae for the production of algae oil provided by a wholly-owned subsidiary of EAD to the Company’s subsidiary, PA LLC. The fair value of the shares was approximately $6.62 per share or $1,000,000 in the aggregate which was charged to operations during the period. The Company has the right to repurchase these shares at $.001 per share based on contribution of services provided through June 30, 2009.

Noncontrolling Interest and PA LLC Equity Incentive Plan

During 2007 the Company issued 5% of the Class A voting units (1,000,000 units) of PA LLC valued at $25,713 as partial consideration for a license to AzTE. AzTE has been granted anti-dilution and is entitled to 5% of the fully diluted capitalization of PA LLC prior to the closing of any IPO. Pursuant to the non dilution clause, the Company will be required to issue AzTE an additional 165,472 units as of June 30, 2009.

PA LLC has registered an equity compensation plan with the Securities and Exchange Commission on Form S-8 to provide employees and consultants with awards of interests denominated as Class B units and limited to 14% of the total outstanding units.

PA LLC granted 3,142,071 units to various employees through unit grant agreements. The unit grants generally vest over four years of continual service. The fair value of these grants was determined by the Company as $95,402 at the grant date, and related charges of $8,706 and $4,278 were included in operating expenses at June 30, 2009, and 2008, respectively. The fair value of the unit grants was determined using the transaction that took place in 2006 where XL TechGroup, Inc. contributed $488,532 into PA LLC, and in return, received 19,000,000 units of PA LLC ($.03 per unit). As of June 30, 2009, the total unrecognized compensation cost for non-vested unit grants granted under the Plan was $71,656, which will be amortized over the remaining vesting periods. In addition to the amortization of the fair value of units, the Company also recognizes an operational expense of $.01 per unit granted to employees. This has resulted in an additional expense of $31,801 through June 30, 2009.

As of June 30, 2009, noncontrolling interest parties collectively owned 18.49% of PA LLC, and have absorbed their respective portion of the loss of PA LLC. The amount of loss absorbed is $2,884,412 for the six months ending June 30, 2009.

Stock Options

During June 2009 the Company granted an aggregate of 1,072,500 options to purchase common shares at an exercise price of $8.50 per share. The options vest over a period of 4 years and expire 10 years from the grant date. The fair value of the options aggregated $8,580,000 and was calculated using the following assumptions – term 10 years, risk free interest rate 1.5% volatility 534%, and dividend yield 0%. The fair value will be charged to operations over the vesting period commencing on July 1, 2009.

A summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value
Balance at December 31, 2008	—	—	—
Granted	1,072,500	$8.50	$8.00
Exercised/Forfeited	—	$—	$—
Balance at June 30, 2009	1,072,500	$8.50	$8.00

The following table summarizes information about fixed-price stock options at June 30, 2009:

	Outstanding			Exercisable
Exercise Prices	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$8.50	1,072,500	10 years	$8.50	—	$—

Note 5    Related Party Transactions

The Company currently sub leases office space from XL TechGroup, Inc. on a month to month basis at a rate of $41,222 per month.

Note 6    Subsequent Events

On July 28, 2009, the Company entered into agreements with its principle lender to restructure all of the Company’s loans. The Company, PA LLC, PetroTech Holdings Corp., and LV Administrative Services, Inc., as administrative and collateral agent for PetroTech Holdings Corp., fully executed an Omnibus Amendment, Joinder and Reaffirmation Agreement, which amended (i) the demand notes issued by PA LLC to PetroTech Holdings Corp. dated August 21, 2008, September 3, 2008, September 18, 2008 and September 25, 2008 in the aggregate principal amount of $7,222,089, (ii) the convertible demand notes issued by PA LLC to PetroTech Holdings Corp. dated April 24, 2009 and May 11, 2009 in the aggregate principal amount of $10,000,000, (iii) the promissory note dated June 12, 2008 issued by PA LLC in favor of XL Techgroup, Inc. and assigned to PetroTech Holdings Corp. in the principal amount of $25,000,000 and (iv) a master security agreement dated August 21, 2008 by PA LLC in favor of LV Administrative Services, Inc. on behalf of PetroTech Holdings Corp. The Company also delivered an equity pledge agreement and a guaranty in connection with the Omnibus Amendment, Joinder and Reaffirmation Agreement. Principally, the maturity of the loans was changed to three years from this date.

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

Overview

PetroAlgae is a development stage company which is developing and commercializing for license new technologies to grow and harvest micro-crops to produce renewable feedstocks for the petroleum industry. This is intended to result in fuels that are functionally interchangeable to petroleum based fuels. The corporate strategy is to select the most suitable microorganism for each specific location (indigenous to the region) and application and then apply PetroAlgae’s distinct proprietary processes to scale from a microorganism to a high output-producing micro-crop. Micro-crops include algae, diatoms, micro-angiosperms, cyanobacters and other small fuel and food-producing organisms of extremely rapid growth.

If the Company is successful in deploying these technologies, the result will be a modular bioreactor system which can be built and operated cost-effectively on a very large commercial scale. A complementary co-product which may be produced from these feedstocks is high-quality proteins. These proteins may be appropriate for incorporation into both human and animal foods.

Recently, the Company completed its pilot demonstration system in Florida. This site serves as a complete prototype of a commercial facility which demonstrates end-to-end processing from biomass growth through the processing and drying of both protein and biomass feedstock from which transportation fuels could then be produced. Utilizing full commercial-scale bioreactors, this site will generate large quantities of product under measured production disciplines. These materials will be used for testing and customer samples, which management expects will provide analytical results necessary to validate the value proposition to our potential license partners.

The Company previously announced its first license agreement for multiple system deployment in China. GTB-Power, the master licensee, is anticipating prerequisite land and other approvals from a number of these initial sub-license systems. This will effect certain next steps with the master license, resulting in the payment of fees to PetroAlgae. With additional resources the Company recently added in business development, the Company is in discussion with a number of license partner candidates. From these discussions, the Company expects to receive additional license term sheets signed this year.

PetroAlgae has incurred losses since inception of operations on September 22, 2006 and has an accumulated deficit of $42.0 million as of June 30, 2009. PetroAlgae’s losses have resulted principally from its continued research and development expenses and construction of a multi-acre pilot demonstration system.

As a development stage company, the Company expects that in 2009 it will start to realize from customers license fees in advance of royalty payments. For the remainder of this year, we expect continued progress commercializing our proprietary technologies. While we strive to maintain proper cost and spending controls, our expenditures in the second half of 2009 will reflect the operation of the demonstration pilot system and increases in marketing and business development expenses as the Company continues to prepare for customer deployment.

Results of operations for the three months ended June 30, 2009, compared to the three months ended June 30, 2008

Revenue

Since PetroAlgae’s inception, we have generated no revenue. In general, the company expects to record and recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred.

Costs and expenses

The Company’s total costs and expenses increased $5.8 million (or 157%) to $9.6 million in the three months ended June 30, 2009.

General and administrative expenses:    Total general and administrative expenses increased by $790,000 (or 95%) to $1.6 million in the three months ended June 30, 2009, from $835,000 in the three months ended June 30, 2008. This increase was primarily due to an increase in personnel costs, consulting costs, and an increase in activity of research and development as the Company continues to grow its operations. During the period from inception (September 22, 2006) through August 1, 2008, a portion of the Company’s general and administrative activities were provided directly by XL TechGroup for support services and recorded as related party expenses separate from direct third party expenses. The Company expects that general and administrative expenses for each of the third and fourth quarter of this year will continue at the same level as during the second quarter but without significant increases or decreases from the second quarter amount of general and administrative expense.

Research and development expenses:    Total research and development expenses increased $4.7 million (or 177%) to $7.3 million for the three months ended June 30, 2009, from $2.7 million for the three months ended June 30, 2008. The Company’s effort to complete the various system components and the design and construction of the commercial scaled pilot system for customer demonstration was a significant contributor to this increase. The Company expects that expenses related to the pilot system will be significantly less for the balance of this year.

Interest expense:    Interest expense (net of interest income) on PetroAlgae’s debt outstanding under its note with PetroTech Holdings Corp. (PetroTech Holdings Corp. assumed the note from XL TechGroup in August 2008) is $607,000 for the three months ended June 30, 2009, as compared to $233,000 for the three months ended June 30, 2008. The increase was principally the result of additional accumulated borrowings of approximately $20 million from the comparable period to the current reporting period.

Non-controlling interest

Due to changes in accounting pronouncements, the Company has begun, as of March 31, 2009, recording non-controlling party interest. The amount absorbed is $1.7 million for the three months ended June 30, 2009.

Results of operations for the six months ended June 30, 2009, compared to the six months ended June 30, 2008

Revenue

Since PetroAlgae’s inception, we have generated no revenue. In general, the Company expects to record and recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred.

Costs and expenses

The Company’s total costs and expenses increased $10.8 million (or 162%) to $17.5 million, primarily due to an increase in general and administrative expenses ($2.9 million) and research and development expenses ($7.3 million).

General and administrative expenses:    Total general and administrative expenses increased $2.9 million (or 170%) to $4.6 million for the six months ended June 30, 2009, from $1.7 million for the six months ended June 30, 2008. General and administrative expenses include the Company’s public company costs, legal, general corporate overheads, business development, information technology, and intellectual property management. During the period from inception (September 22, 2006) through August 1, 2008, a portion of the Company’s general and administrative activities were provided directly by XL TechGroup for support services and recorded as related party expenses separate from direct third party expenses.

Research and development expenses:    Total research and development expenses increased $7.3 million (or 162%) to $11.9 million for the six months ended June 30, 2009, from $4.5 million for the six months ended June 30, 2008. Development costs include the research and experimentation of the various system components and the design and construction of the commercial scaled pilot system for customer demonstration. Included in the research and development expenses are direct costs expenses associated with the design and construction of the pilot demonstration system amounting to $3.0 million during the period. There were no associated costs of this type in the six months ended June 30, 2008.

Interest expense:    Total interest expense (net of interest income) is $1.0 million for the six months ended June 30, 2009 as compared to $435.000 for the six months ended June 30, 2008. Interest expense on PetroAlgae’s debt outstanding under its note with PetroTech Holdings Corp (PetroTech Holdings Corp assumed the note from XL TechGroup in August 2008) increased to $451,730 (or 4%) for the six months ended June 30, 2009 from $434,593 in the six months ended June 30, 2008. Commencing in August 2008, additional funding totaling $17.6 million has been advanced by Laurus Master Fund Ltd ($417,512), and PetroTech Holdings Corp ($17.2 million), which has triggered an additional interest expense of $746,400 for the six months ended June 30, 2009. Interest for both short term and long term notes are currently accrued.

Non-controlling interest

Due to changes in accounting pronouncements, the Company has begun, as of March 31, 2009, recording non-controlling party interest. The amount of loss absorbed is $2,884,412 for the six months ended June 30, 2009.

Liquidity and Capital Resources

At June 30, 2009, PetroAlgae had $4.7 million in cash up from $3.6 million at March 31, 2009. During the period covered by this report the Company received an additional $10.0 million in debt financing from its principal shareholder.

Net cash used in operating activities was $13.9 million and $1.2 million for the six month periods ended June 30, 2009, and June 30, 2008, respectively. This was primarily attributed to the continued increase in expenditures used to fund PetroAlgae’s research and product development activities, design and construction of its pilot production facility, and to build its operational and business development efforts.

Net cash used in investing activities was $1.8 million and $337,000 for the six month periods ended June 30, 2009, and June 30, 2008, respectively. For the period covered by this report, increased expenditures in construction of the pilot demonstration facility was $1,428,000, and $376,000 for general property and equipment. Spending for the pilot demonstration facility for the second half of 2009 will be significantly less, however it is expected that there will be an increase in IT to support the continued development of the commercial information central processing center.

Net cash provided by financing activities was $10.0 million and $1.7 million for the six month periods ended June 30, 2009 and June 30, 2008, respectively. In April and May 2009, the Company borrowed an additional $10.0 million from its principal shareholder under a convertible loan.

PetroAlgae’s contractual payment obligations as of June 30, 2009 are as follows:

	Total	Less than 1 year	1-3 years
Operating lease for facilities	$96,459	$72,447	$24,012
Total	$96,459	$72,447	$24,012

PetroAlgae has primarily financed its operations through loans and investments from its principal shareholder and related entities. As of June 30, 2009, the principal outstanding balance on such loans was approximately $35 million, of which $17.6 million was in the form of demand loans bearing interest at 12% per annum and $17.4 million was outstanding at a floating rate of prime plus 2%. Currently, interest on all loans accumulates as additional principal or as accrued interest.

Summary of loan activity

	Short-term notes		Long-term notes	Total
	Principal	Accrued Interest	Principal	Principal	Accrued Interest
2007
Advances	$—	$—	$8,527,812	$8,907,794	$
Long term interest			379,982			—
2008
Advances	7,639,601	349,779	7,051,699	15,653,049
Long term interest			961,749			349,779
2009
Advances—through June 30	10,000,000	743,844	—	10,457,537
Long term interest			457,537			743,844

Total	$17,639,601	$1,093,623	$17,378,779	$35,018,380		$1,093,623

Changes in working capital accounts include an increase of $914,000 in accounts payable and $105,000 increase in accrued expenses for the six month period. The increases in accounts payable and accrued expense are the result of increases in overall operating activity.

The Company anticipates that it will receive initial license proceeds in 2009. The timing of these initial fees will be conditional on the result of the PetroAlgae licensee achieving certain milestones with its sublicenses. While these fees will be meaningful, they may not be adequate to finance the Company’s operations. We expect to continue to incur substantial losses in 2009, and the amount and timing of our future losses or profitability are highly uncertain. Our ability to achieve and thereafter sustain profitability will be dependent upon, among other things, entering into partner license agreements, actually receiving licensing fees under partner license agreements, and receiving royalty payments from such partner license agreements.

We will require substantial additional capital in order to continue our development and product commercialization. While we believe that proceeds from recent investments combined with our current capital resources and customer license fees may be sufficient to meet our capital and operating requirements for the near term, we cannot assure you that we will not require additional necessary financing. If needed, the Company may seek to raise additional capital through issuing additional equity or debt. Our funding requirements may significantly increase at any time due to technological advances or competition from other companies. Our future capital requirements will also depend on numerous other factors, including scientific progress in our research and development programs, our ability to attract licensing fees from customers, additional personnel costs, and the costs in filing and prosecuting patent applications and enforcing patent claims. We cannot assure you that adequate funding will be available to us or, if available, that it will be available on acceptable terms. Any shortfall in funding could result in our having to curtail our research and development efforts, and cause us substantial difficulty in continuing to operate as a going concern.

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

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. Should there be an impairment, the Company measures the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal from the impaired assets. There were no impairments in 2009 or 2008.

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. There is no expected impact on the Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include required disclosures in its quarter ending June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 incorporates guidance into accounting literature that was previously addressed only in auditing standards and is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 on June 30, 2009 and it did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its interim report on Form 10-Q for the quarter ended September 30, 2009. The adoption of SFAS 168 will not have a material impact on the Company’s condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk is related to our borrowings. Fixed rate borrowings may have their fair market value adversely impacted from changes in interest rates. Floating rate borrowings will lead to additional interest expense if interest rates increase.

PetroAlgae enters into loan arrangements when needed. At June 30, 2009, the principal balance on the Company’s outstanding long-term and short-term notes was $35 million, of which $17.6 million was outstanding at a floating rate of 2% over the prime interest rate and $17.4 million was outstanding at a fixed rate of 12%.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act).

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders of the Company during the period covered by this report.

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

3.1	Restated Certificate of Incorporation of PetroAlgae Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s annual report on Form 10-K, filed March 31, 2009)

3.2	Restated Bylaws of PetroAlgae Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K, filed March 31, 2009)

*10.1	Omnibus Amendment, Joinder and Reaffirmation Agreement, dated July 28, 2009, by and among PetroAlgae Inc., PA LLC and LV Administrative Services, Inc., as administrative and collateral agent for PetroTech Holdings Corp.

*10.2	Second Amended and Restated Secured Term Note, dated July 28, 2009, in the principal amount of $7,222,089, issued by PA LLC to PetroTech Holdings Corp.

*10.3	Amended and Restated Secured Convertible Note, dated July 28, 2009, in the principal amount of $10,000,000, issued by PA LLC to PetroTech Holdings Corp.

*10.4	Promissory Note, dated June 12, 2008, in the principal amount of $25,000,000, issued by PA LLC to XL TechGroup, Inc. and assigned to PetroTech Holdings Corp., as amended by the Omnibus Amendment, Joinder and Reaffirmation Agreement, dated July 28, 2009, by and among PetroAlgae Inc., PA LLC and LV Administrative Services, Inc., as administrative and collateral agent for PetroTech Holdings Corp.

*10.5	Amended and Restated Master Security Agreement, dated July 28, 2009, among PA LLC and PetroAlgae Inc. in favor of LV Administrative Services, Inc. for the benefit of PetroTech Holdings Corp.

*10.6	Joinder Agreement, dated July 28, 2009, by PetroAlgae Inc. and PA LLC and delivered to LV Administrative Services, Inc., as administrative and collateral agent for PetroTech Holdings Corp.

*10.7	Equity Pledge Agreement, dated July 28, 2009, among PetroAlgae Inc. and LV Administrative Services, Inc., as administrative and collateral agent for PetroTech Holdings Corp.

*10.8	PetroAlgae Inc. Guaranty, dated July 28, 2009

*10.9	Omnibus Amendment, Joinder and Reaffirmation Agreement, dated July 28, 2009, among PetroAlgae Inc., PA LLC and LV Administrative Services, as administrative and collateral agent for Valens U.S. SPV I, LLC

*10.10	Second Amended and Restated Term Note, dated July 28, 2009, in the principal amount of $417,511.92, issued by PA LLC to Valens U.S. SPV I, LLC

*10.11	Amended and Restated Master Security Agreement, dated July 28, 2009, among PA LLC and PetroAlgae Inc. in favor of LV Administrative Services, Inc. for the benefit of Valens U.S. SPV I, LLC

*10.12	Joinder Agreement, dated July 28, 2009, by PetroAlgae Inc., PA LLC and PetroTech Holdings Corp. and delivered to LV Administrative Services, Inc., as administrative and collateral agent for Valens U.S. SPV I, LLC

*31.1	Rule 13a-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a) Certification of Principal Financial Officer

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROALGAE INC.

Date: August 14, 2009	By:	/s/ David Szostak
	Name:	David Szostak
	Title:	President (Principle Executive Officer, Principal Financial Officer and Principal Accounting Officer)