Form 10-Q
period 2009-09-30
PetroAlgae Inc.
filed 2009-11-16
CIK 927472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock as of November 13, 2009 was 105,862,746 shares of common stock, all of one class.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash	$680,243	$10,416,823
Prepaid expenses	57,088	110,277

Total current assets	737,331	10,527,100

Property and equipment	3,466,675	1,390,712
Accumulated depreciation and amortization	(1,001,776)	(324,507)

Net property and equipment	2,464,899	1,066,205

Long-term deposits	24,013	5,000

Total assets	$3,226,243	$11,598,305

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable	$1,117,288	$1,043,285
Accrued expenses	1,133,940	1,786,341
Accrued expenses - related party	1,604,104	349,779
Notes payable - related party	—	7,639,601
Derivative liability	3,500,000	—

Total current liabilities	7,355,332	10,819,006

Long-term liabilities:
Notes payable - related party	35,251,547	16,921,243
Other long term liabilities	758,917	758,917

Total liabilities	43,365,796	28,499,166

Stockholders’ (deficit):
Preferred stock - $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Series B - 10,000,000 shares authorized
Undesignated - 15,000,000 shares authorized
Common stock - $.001 par value, 300,000,000 shares authorized, 104,425,246 and 104,274,189 shares issued and outstanding	104,863	104,274
Paid in capital	14,757,313	13,466,546
Deferred compensation	(1,925,000)	(3,106,250)
(Deficit) accumulated during the development stage	(48,819,810)	(27,365,431)

	(35,882,634)	(16,900,861)
Noncontrolling interest	(4,256,919)	—

Total stockholders’ (deficit)	(40,139,553)	(16,900,861)

Total liabilities and stockholders’ (deficit)	$3,226,243	$11,598,305

See the accompanying notes to the financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended		From the period from Inception (September 22, 2006) to September 30, 2009
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenue	$—	$—	$—	$—	$—

Costs and expenses:
General and administrative	2,079,448	1,875,836	6,661,699	3,570,736	13,496,712
Research and development	5,298,286	2,202,147	17,179,674	6,751,159	36,091,512
Interest expense, net of interest income	807,719	312,907	1,869,925	747,500	3,561,436

Total costs and expenses	8,185,493	4,390,890	25,711,298	11,069,395	53,149,660

Net loss before non-controlling interest	(8,185,493)	(4,390,890)	(25,711,298)	(11,069,395)	(53,149,660)
Non-controlling interest	1,372,507	—	4,256,.919	—	4,329,850

Net loss	$(6,812,986)	$(4,390,890)	$(21,454,379)	$(11,069,395)	$(48,819,810)

Net loss per share - basic and diluted	$(0.07)	$(0.04)	$(0.21)	$(0.11)

Weighted average shares outstanding basic and diluted	104,425,246	100,000,000	104,408,156	100,000,000

See the accompanying notes to the financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended		From the period from Inception (September 22, 2006) to September 30, 2009
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net cash (used in) operating activities	$(21,200,617)	$(7,362,146)	$(38,036,215)

Cash flows from investing activities:
Acquisition of property and equipment	(2,075,963)	(623,091)	(3,466,675)

Net cash (used in) investing activities	(2,075,963)	(623,091)	(3,466,675)

Cash flows from financing activities:
Proceeds from notes payable - related party	10,000,000	9,879,988	28,194,601
Shares issued for cash and services	3,500,000	—	13,988,532

Net cash provided by financing activities	13,500,000	9,879,988	42,183,133

Net increase (decrease) in cash	(9,776,580)	1,894,751	680,243
Cash - beginning of period	10,416,823	184,145	—

Cash - end of period	$640,243	$2,078,896	$680,243

Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

See the accompanying notes to the financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

September 30, 2009

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

In preparing the accompanying financial statements, we have evaluated subsequent events through November 16, 2009, the issuance date of this Form 10-Q, we have determined that no events or the transaction have occurred subsequent to September 30, 2009, which require recognition or disclosure in the financial statements other than that which is disclosed on Note 6.

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

PetroAlgae Inc.

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

All intercompany transactions and balances have been eliminated in consolidation.

Basis of Reporting

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2009, the Company had a working capital deficit of $6,618,001, an accumulated deficit of $48,819,810, and a stockholders’ deficit of $40,139,553. In addition, the Company has not generated revenues to date.

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

Recent Accounting Pronouncements

Accounting Standards Codification - In June, 2009, FASB established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP. The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic. Relevant authoritative literature issued by the Securities and Exchange Commission (“SEC”) and select SEC staff interpretations and administrative literature was also included in the ASC. All other accounting guidance not included in the ASC is non-authoritative. The ASC is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Subsequent Events - In May, 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The new guidance requires the disclosure of the date through which subsequent events have been evaluated. The Company adopted the updated guidance in 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Accounting - In August 2009, the ASC guidance for fair value measurements and disclosure was updated to further define fair value of liabilities. This update provides clarification for circumstances in which: (i) a quoted price in an active market for the identical liability is not available, (ii) the liability has a restriction that prevents its transfer, and (iii) the identical liability is traded as an asset in an active market in which no adjustments to the quoted price of an asset are required. The updated guidance is effective for the Company’s interim reporting period beginning October 1, 2009. The Company is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

Variable Interest Entities - In June 2009, the ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE. The updated guidance is effective for the Company’s fiscal year beginning January 1, 2010. The Company currently is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

There were no other accounting standards and interpretations recently issued which are expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 Property and Equipment

Property and equipment and related accumulated consist of the following:

September 30, 2009
Leasehold improvements	$580,649
Furniture and fixtures	81,716
Automobiles	62,641
Computer and office equipment	223,672
Engineering equipment	2,138,303
Software and networking	379,694

Total cost basis	3,466,675
Less accumulated depreciation and amortization	(1,001,776)

Property and equipment net of accumulated depreciation and amortization	$2,464,899

Note 3 Notes Payable – Related Party

In April and May 2009, PetroTech Holdings Corp. provided $10,000,000 of additional funding under convertible demand notes with interest at 12% per annum. The notes are convertible into shares of the Company’s common stock at $5.43 per share. The Company entered into a non binding merger letter with PetroTech Holdings Corp. This agreement provides for a combination of the two companies subject to the attainment for a twelve month consecutive period of EBIDA of not less than $100 million by the Company and other restrictions described in the letter.

On July 24, 2009, the Company entered into agreements with its principle lender to restructure all of the Company’s loans. The Company, PA LLC, PetroTech Holdings Corp., and LV Administrative Services, Inc., as administrative and collateral agent for PetroTech Holdings Corp., fully executed an Omnibus Amendment, Joinder and Reaffirmation Agreement, which amended (i) the demand notes issued by PA LLC to PetroTech Holdings Corp. dated August 21, 2008, September 3, 2008, September 18, 2008 and September 25, 2008 in the aggregate principal amount of $7,222,089, (ii) the convertible demand notes issued by PA LLC to PetroTech Holdings Corp. dated April 24, 2009 and May 11, 2009 in the aggregate principal amount of $10,000,000, (iii) the promissory note dated June 12, 2008 issued by PA LLC in favor of XL Techgroup, Inc. and assigned to PetroTech Holdings Corp. in the principal amount of $25,000,000 and (iv) a master security agreement dated August 21, 2008 by PA LLC in favor of LV Administrative Services, Inc. on behalf of PetroTech Holdings Corp. The Company also delivered an equity pledge agreement and a guaranty in connection with the Omnibus Amendment, Joinder and Reaffirmation Agreement. Principally, the maturity of the loans was changed to three years from this date.

Notes payable consist of the following at September 30, 2009:

Collateral – all assets of the Company
Due date – June 30, 2012

Interest – 12% per annum
Valens US	$417,512
PetroTech Holdings Corp.	7,222,089
PetroTech Holdings Corp. – convertible into common shares at $5.43 per share	10,000,000
Interest – Prime + 2% per annum
PetroTech Holdings Corp.	17,611,946

$35,251,547

PetroAlgae Inc.

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

During December 2008 the Company issued 1,000,000 shares of common stock for consulting services to be performed through December 2010. The shares were valued at $3.15 per share aggregating $3,150,000 based on the sale of common stock described above which approximated fair market value on the date it was agreed the shares would be issued. The $3,150,000 was recorded as deferred compensation and $1,225,000 was amortized through September 30, 2009.

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

During August and September 2009 the Company issued 437,500 shares of common stock and 437,500 common stock purchase warrants exercisable at $15.00 per share for a period of 5 years for cash aggregating $3,500,000 to an affiliate. The purchase price of the common stock and the exercise price of the warrants will be adjusted in the event that the Company issues common stock or warrants at a price below $8.00 for common shares or a $15.00 exercise price for warrants for a period of six months from the purchase date. Because of these potential adjustments, the shares issued and the warrants are accounted for as derivative instrument liabilities in accordance with ASC guidance. The cash proceeds received of $3,500,000 were allocated between the common stock and the warrants and the initial fair values of the common stock and warrants of $2,375,625 and $1,124,375, respectively, were recorded as derivative instrument liabilities. For the warrants, the Company estimated the fair value using the Black-Scholes valuation model, based on the estimated fair value of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, an expected life equal to the remaining term of the instruments and an implicit volatility of 82%. Because of the limited historical trading period of the Company’s common stock, the limited number of shares held by non-affiliates and the very small trading volume of our common stock, the fair value of the common stock was estimated at $5.43 per share based on the conversion price of the $10,000,000 note described in Note 3 and the implicit volatility of 82% was determined based on the aggregate cash proceeds received. The Company is required to re-measure the fair value of these derivative instrument liabilities at each reporting period. At the expiration of the six month price guarantee period, it is expected that the common stock and warrants will no longer be required to be accounted for as derivative instruments and will be reclassified to equity.

Noncontrolling Interest and PA LLC Equity Incentive Plan

During 2007 the Company issued 5% of the Class A voting units (1,000,000 units) of PA LLC valued at $25,713 as partial consideration for a license to AzTE. AzTE has been granted anti-dilution and is entitled to 5% of the fully diluted capitalization of PA LLC prior to the closing of any IPO. Pursuant to the non dilution clause, the Company will be required to issue AzTE an additional 165,472 units as of September 30, 2009.

PA LLC has registered an equity compensation plan with the Securities and Exchange Commission on Form S-8 to provide employees and consultants with awards of interests denominated as Class B units and limited to 14% of the total outstanding units.

PA LLC granted 3,142,071 units to various employees through unit grant agreements. The unit grants generally vest over four years of continual service. The fair value of these grants was determined by the Company as 95,402 at the grant date, and related charges of $7,385 and $4,278 were included in operating expenses at September 30, 2009, and 2008, respectively. The fair value of the unit grants was determined using the transaction that took place in 2006 where XL TechGroup, Inc. contributed $488,532 into PA LLC, and in return, received 19,000,000 units of PA LLC ($.03 per unit). As of September 30, 2009, the total unrecognized compensation cost for non-vested unit grants granted under the Plan was $545,102 which will be amortized over the remaining vesting periods. In addition to the amortization of the fair value of units, the Company also recognizes an operational expense of $.01 per unit granted to employees. This has resulted in an additional expense of $1,429 through September 30, 2009.

As of September 30, 2009, non-controlling interest parties collectively owned 18.49% of PA LLC, and have absorbed their respective portion of the loss of PA LLC. The amount of loss absorbed is $4,256,919 for the nine months ending September 30, 2009.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

Stock Options

On June 17 and July 16, 2009 the Company granted an aggregate of 1,072,500 and 45,000 options to purchase common shares at an exercise price of $8.50 and $8.00, respectively, per share. The options vest over a period of 4 years and expire 10 years from the grant date. The fair value of the options aggregated $4,672,500 and was calculated using the following assumptions – term 10 years, risk free interest rate 1.0% volatility 82%, and dividend yield 0%. The fair value is charged to operations over the vesting period commencing on July 1, 2009.

During the three months ended September 30, 2009, $292,000 was charged to operations.

A summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value
Balance at December 31, 2008	—	—	—
Granted June 17, 2009	1,072,500	$8.50	$4.18
Granted July 16, 2009	45,000	$8.00	$4.21
Exercised/Forfeited	—	$—	$—
Balance at September 30, 2009	1,117,500	$8.50	$4.18

The following table summarizes information about fixed-price stock options at September 30, 2009:

	Outstanding			Exercisable
Exercise Prices	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$8 - 8.50	1,117,500	10 years	$8.48	—	$—

Note 5 Related Party Transactions

The Company currently sub leases office space from XL TechGroup, Inc. on a month to month basis at a rate of $41,222 per month.

Note 6 Subsequent Events

During October 2009 the Company issued 875,000 shares of common stock and 875,000 common stock purchase warrants exercisable at $15.00 per share for a period of 5 years to third parties for cash aggregating $7,000,000. The purchase price of 375,000 of the common stock and the exercise price of 375,000 of the warrants will be adjusted in the event that the Company issues common stock or warrants at a price below $8.00 for common shares or a $15.00 exercise price for warrants for a period of six months from the purchase date.

During October 2009 the Company issued 125,000 shares of common stock and 125,000 common stock purchase warrants exercisable at $15.00 per share for a period of 5 years for cash aggregating $1,000,000 to an affiliate. The purchase price of the common stock and the exercise price of the warrants will be adjusted in the event that the Company issues common stock or warrants at a price below $8.00 for common shares or a $15.00 exercise price for warrants for a period of six months from the purchase date.

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

Overview

PetroAlgae is a development stage company which is demonstrating, and commercializing for license, new technologies to grow and harvest micro-crops that produce renewable feedstocks for the petroleum industry. This is intended to result in fuels that are functionally interchangeable to petroleum based and other transportation fuels. The corporate strategy is to select the most suitable microorganism for each specific location (indigenous to the region) and application, and then apply PetroAlgae’s distinct proprietary processes to scale its growth rate productivity) from that of a microorganism to that of a high output-producing micro-crop. Micro-crops include algae, diatoms, micro-angiosperms, cyanobacters and other small fuel and food-producing organisms with extremely rapid growth potential. The feedstock key to increasing the Productivity of the microorganism includes detailed control of the amount of light to which the crop is exposed.

Along with the feedstock for the petroleum industry, a complementary co-product which may be produced from these micro-crops is high-quality proteins. These proteins are appropriate for incorporation into both human and animal foods. The Company has received first approval from a country, Indonesia, to use the protein product for animal feed.

The Company completed recently its pilot demonstration system in Florida. This site serves as a pilot, with commercial-scale bioreactors which demonstrate end-to-end processing from biomass growth, harvesting, dewatering, and through the processing and drying of both protein and biomass feedstock from which transportation fuels could then be produced. Utilizing full commercial-scale bioreactors, this site will generates significant quantities of biomass, along with representative products under measured production disciplines. These materials are used for testing and customer samples, which management expects will provide analytical results to further support the value proposition to our potential license partners.

As the Company is successful in developing these technologies, the Company will continue to sell licenses for these technologies to partners in specific geographic regions, for a specified area of production. The sales cycle for these units can take many months while the license partners evaluate the effectiveness and economics of applying this technology to their region. The Company will assist in the deployment of this technology to licensees with modular bioreactor systems that can be built and operated cost-effectively on a very large commercial scale. Sizes of these licensed units will vary, but is expected to be approximately 5,000 hectors (12,355 acres) per “unit”.

The Company previously announced its first license agreement for multiple system deployment in China. GTB-Power, the master licensee, continues to pursue its requisite land and other approvals from the initial sub-licensees. The Company has provided an extension of time in which these milestones, resulting in first license payment, are to be completed. For this extension the Company has received modification to the terms, accelerating certain Milestones and deliverables to the Company’s benefit. Management believes that initial payments from China will begin this year; however, as these payments are contingent on government permitting a risk of delayed payment exist. The Company is free to pursue other options in the event that the milestone is not completed.

PetroAlgae has incurred losses since inception of operations on June 22, 2006 and has an accumulated deficit of $48,819,810 as of September 30, 2009. PetroAlgae’s losses have resulted principally from its continued research and development expenses and construction of a multi-acre pilot demonstration system.

As a development stage company, the Company expects that in 2009 it will start to realize license fees from customers, license fees in advance of subsequent royalty payments. For the remainder of this year, we expect continued progress commercializing our proprietary technologies. While we strive to maintain proper cost and spending controls, our expenditures through the third quarter of 2009 will reflect the operation of the demonstration pilot system and increases in marketing and business development expenses as the Company continues to prepare for customer deployment.

Results of operations for the three months ended September 30, 2009, compared to the three months ended September 30, 2008

Revenue

Since PetroAlgae’s inception, we have generated no revenue. In general, the company expects to record and recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred.

Costs and expenses

The Company’s total costs and expenses for the three months ended September 30, 2009 increased $3.8 million to $8.2 million. An increase of 86% as compared to $4.4 million for the three months ended September 30, 2008.

General and administrative expenses: Total general and administrative expenses increased to $2.1 million in the three months ended September 30, 2009, as compared to $1.9 million in the three months ended September 30, 2008. During the period from inception (September 22, 2006) through August 1, 2008, a portion of the Company’s general and administrative activities were provided directly by XL TechGroup for support services and recorded as related party expenses separate from direct third party expenses. The Company expects that general and administrative expenses for the fourth quarter of this year will continue at the same level as during the third quarter.

Research and development expenses: Total research and development expenses increased $3 million (or 130%) to $5.3 million for the three months ended September 30, 2009 as compared to $2.3 million for the three months ended September 30, 2008. The Company’s effort to complete the various system components and the design and construction of the commercial scaled pilot system for customer demonstration was a significant contributor to this increase. The Company expects that expenses related to the pilot system will be significantly less for the balance of this year.

Interest expense: Interest expense (net of interest income) on PetroAlgae’s debt outstanding under its notes with PetroTech Holdings Corp. (PetroTech Holdings Corp. assumed the note from XL TechGroup in August 2008) and Laurus/Valens is $0.8 million for the three months ended September 30, 2009, as compared to $0.3 million for the three months ended September 30, 2008. The increase was principally the result of additional accumulated borrowings of approximately $20 million from the comparable period to the current reporting period.

Non-controlling interest

Due to changes in accounting pronouncements, the Company has begun, as of March 31, 2009, recording non-controlling party interest. The amount absorbed is $1.4 million for the three months ended September 30, 2009.

Results of operations for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008

Revenue

Since PetroAlgae’s inception, we have generated no revenue. In general, the Company expects to record and recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred.

Costs and expenses

The Company’s total costs and expenses for the nine months ended September 30, 2009 increased $14.6 million to $25.7 million. An increase of 132% as compared to $11.1 million for the nine months ended September 30, 2008.

General and administrative expenses: Total general and administrative expenses increased $3.1 million (or 86%) to $6.7 million for the nine months ended September 30, 2009 as compared to $3.6 million for the nine months ended September 30, 2008. General and administrative expenses include the Company’s public company costs, legal, general corporate overheads, business development, information technology, and intellectual property management. During the period from inception (September 22, 2006) through August 1, 2008, a portion of the Company’s general and administrative activities were provided directly by XL TechGroup for support services and recorded as related party expenses separate from direct third party expenses.

Research and development expenses: Total research and development expenses increased $10.4 million (or 153%) to $17.2 million for the nine months ended September 30, 2009 as compared to $6.8 million for the nine months ended September 30, 2008. Development costs include the research and experimentation of the various system components and the design and construction of the commercial scaled pilot system for customer demonstration. Included in the research and development expenses are direct costs expenses associated with the design and construction of the pilot demonstration system amounting to $3.0 million during the period. There were no associated costs of this type in the nine months ended September 30, 2008.

Interest expense: Total interest expense (net of interest income) is $1.9 million for the nine months ended September 30, 2009 as compared to $0.7 million for the nine months ended September 30, 2008. Interest expense on PetroAlgae’s debt outstanding under its notes with PetroTech Holdings Corp (PetroTech Holdings Corp assumed the note from XL TechGroup in August 2008) and Laurus/Valens decreased to $685,913 (or 0.95%) for the nine months ended September 30, 2009 from $719,500 for the nine months ended September 30, 2008. Commencing in August 2008, additional funding totaling $17.6 million has been advanced by Laurus Master Fund Ltd ($417,512), and PetroTech Holdings Corp ($17.2 million), which has triggered an additional interest expense of $1,184,013 for the nine months ended September 30, 2009. Interest for both the notes are currently accrued.

Non-controlling interest

Due to changes in accounting pronouncements, the Company has begun, as of March 31, 2009, recording non-controlling party interest. The amount of loss absorbed is $4,256,919 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

At September 30, 2009, PetroAlgae had $0.7 million in cash down from $10.4 million at December 31, 2008. During the period covered by this report the Company received an additional $7.0 million in debt financing from its principal shareholder.

Net cash used in operating activities was $21.2 million and $7.4 million for the nine month periods ended September 30, 2009, and September 30, 2008, respectively. This was primarily attributed to the continued increase in expenditures used to fund PetroAlgae’s research and product development activities, design and construction of its pilot production facility, and to build its operational and business development efforts.

Net cash used in investing activities was $2.1 million and $0.6 million for the nine month periods ended September 30, 2009, and September 30, 2008, respectively. For the period covered by this report, increased expenditures in construction of the pilot demonstration facility was $1,540,000, and $535,963 for general property and equipment. Spending for the pilot demonstration facility for the second half of 2009 will be significantly less, however it is expected that there will be an increase in IT to support the continued development of the commercial information central processing center.

Net cash provided by financing activities was $13.5 million and $9.9 million for the nine month periods ended September 30, 2009 and September 30, 2008, respectively This resulted principally from the proceeds of related party debt and sale of common shares in 2009 and the proceeds of related party debt in 2008.

PetroAlgae’s contractual payment obligations as of September 30, 2009 are as follows:

	Total	Less than 1 year	1-3 years
Operating lease for facilities	$99,802	$54,791	$45,011
Total	$99,802	$54,791	$45,011

PetroAlgae has primarily financed its operations through loans and investments from its principal shareholder and related entities. As of September 30, 2009, the principal outstanding balance on such loans was approximately $35 million, of which $17.6 million was in the form of demand loans bearing interest at 12% per annum and $17.4 million was outstanding at a floating rate of prime plus 2%. Currently, interest on all loans accumulates as additional principal or as accrued interest.

Summary of loan activity

	Long-term notes	Accrued Interest
2007
Advances	$8,527,812	$
Long term interest	379,982		—
2008
Advances	7,051,699
Long term interest	961,749		349,779
2009
Advances - through September 30	—
Restructure - July 28	17,639,601		—
Long term interest	690,704		743,844

Total	$35,251,547		$1,093,623

The Company anticipates that it will receive initial license proceeds in 2009. The timing of these initial fees will be conditional on the result of the PetroAlgae licensee achieving certain milestones with its sublicenses. While these fees will be meaningful, they will not be adequate to finance the Company’s operations. We expect to continue to incur substantial losses in 2009, and the amount and timing of our future losses or profitability are highly uncertain. Our ability to achieve and thereafter sustain profitability will be dependent upon, among other things, entering into partner license agreements, actually receiving licensing fees under partner license agreements, and receiving royalty payments from such partner license agreements.

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

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. Should there be impairment, the Company measures the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal from the impaired assets. There were no impairments in 2009 or 2008.

Equity-Based Compensation

The Accounting Standards Codification establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Income Taxes

The Company follows the Accounting Standards Codification for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

PA LLC is organized as a limited liability company under Delaware law. As a limited liability company that has elected to be taxed as a partnership, the Company’s earnings pass through to the members and are taxed at the member level. Accordingly, no income tax provision has been included in these financial statements for the operations related to PA LLC.

Recent Accounting Pronouncements

Accounting Standards Codification - In June, 2009, FASB established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP. The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic. Relevant authoritative literature issued by the Securities and Exchange Commission (“SEC”) and select SEC staff interpretations and administrative literature was also included in the ASC. All other accounting guidance not included in the ASC is non-authoritative. The ASC is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Subsequent Events - In May, 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The new guidance requires the disclosure of the date through which subsequent events have been evaluated. The Company adopted the updated guidance in 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Accounting - In August 2009, the ASC guidance for fair value measurements and disclosure was updated to further define fair value of liabilities. This update provides clarification for circumstances in which: (i) a quoted price in an active market for the identical liability is not available, (ii) the liability has a restriction that prevents its transfer, and (iii) the identical liability is traded as an asset in an active market in which no adjustments to the quoted price of an asset are required. The updated guidance is effective for the Company’s interim reporting period beginning October 1, 2009. The Company is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

Variable Interest Entities - In June 2009, the ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE. The updated guidance is effective for the Company’s fiscal year beginning January 1, 2010. The Company currently is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

There were no other accounting standards and interpretations recently issued which are expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk is related to our borrowings. Fixed rate borrowings may have their fair market value adversely impacted from changes in interest rates. Floating rate borrowings will lead to additional interest expense if interest rates increase.

PetroAlgae enters into loan arrangements when needed. At September 30, 2009, the principal balance on the Company’s outstanding notes was $35.2 million, of which $17.6 million was outstanding at a floating rate of 2% over the prime interest rate and $17.6 million was outstanding at a fixed rate of 12%.

Our borrowings are subject to interest rate risk. Changes in the prime interest rate will have an effect on interest rate expense. Our financial instrument holdings have been analyzed to determine their sensitivity to interest rate change. In this sensitivity analysis, we used a two hundred and fifty basis point parallel shift in the interest rate curve for all maturities and for all instruments; all other factors were held constant. However, if there were a two hundred and fifty basis point increase in interest rates, the expected adverse impact to our financial statements would be immaterial.

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

We, or our potential licensees, may be unable to deploy our system at scale.

To date, neither PetroAlgae nor its existing licensee has constructed a facility utilizing PetroAlgae’s proprietary system of growing and harvesting micro-crops on the commercial scale currently anticipated (i.e. 5000 hectares per Unit). Therefore, it has yet to be proven whether PetroAlgae’s system may be deployed on a full commercial scale or operate in a commercially feasible manner. Additionally, it is unknown whether the key performance metrics, such as (solely by way of example) growth and production rates, may be maintained at a full scale commercial level. While PetroAlgae intends to be actively involved in the construction of the facilities by PetroAlgae’s licensees, and only license its technology to potential licensees which it believes can effectively build and operate facilities utilizing its system, such licensees may ultimately lack the expertise or the resources, or otherwise be unable, to do so.

We may be unable to acquire and/or retain licensees.

PetroAlgae’s main source of revenue will be in the form of licensing fees and royalties from its future licensees. Therefore, obtaining new licensees is critical for PetroAlgae’s continued growth and operation. The risk remains PetroAlgae will be unable to acquire and/or retain licensees due to (solely by way of example) the proposed licensing fees, royalties, capital expenditures or technical feasibility of the PetroAlgae micro-crop system. For example, the growth from the PetroAlgae micro-crop production system and the relevant processes and methodologies being considered for operating the system may not yield a result that is commercially attractive to potential licensees (on a single unit cost compared to competitive products or otherwise), or to potential licensees in certain targeted markets. Our micro-crop production system requires large fixed capital costs, which could render the system cost prohibitive for potential licensees, or potential licensees in certain target markets. While, on an on-going basis, we continually work on cap-ex reduction analyses (particularly for the developed world), failure to secure licensees in a timely manner could have a material adverse effect on, or cause us to cease, our continued operations.

Our licensing methodology may not be accepted by potential licensees.

Our revenue projections are based on a model for licensing agreements which may not be accepted by our potential licensees. Specifically, without limitation, potential licensees may be unwilling to pay the projected licensing fees prior to or during construction of the PetroAlgae system and/or full commercial deployment of such system. While one licensee has agreed to do so, it is unknown whether future licensees would be so willing, or even whether the existing licensee will be able to fulfill its payment obligations. Therefore even if we are successful at attracting new licensees for our system, we may not realize revenue from such licensees in the form or time frame we currently anticipate. Even if licensees execute licensing agreements in the form currently anticipated, there is no guarantee that such licensees will make payments in the time frame to which they may agree. If potential licensees are unwilling or unable to pay as anticipated, the projected timing of our revenues and incoming cash flows could have a material adverse effect on, or cause us to cease, our continued operations.

Licensees who are or have been retained may be unable to perform their obligations to PetroAlgae.

PetroAlgae’s main source of revenue will be in the form of licensing fees and royalties from its future licensees. Although PetroAlgae has signed its first licensing agreement, PetroAlgae has yet to realize any revenue from such licensee, whether in the form of licensing fees, royalties or otherwise. If PetroAlgae does not begin to realize revenues from the licensee, or obtain new licensees, it may have a material adverse effect on our revenues and results of operations, or cause us to cease operations altogether.

The market may not accept the products produced by our micro-crop production system.

The biomass produced by our micro-crop production system produces two primary products, biomash (feedstock) and protein. These products will be sold by licensees into existing markets and it is expected that oil prices and protein prices will fluctuate. If the prices were to drop significantly, this may have an effect on the licensee’s expected profitability or their ability to secure end-customers. These products may also require industry and/or regulatory testing in the country in which they are produced and/or sold. This may have an effect on the licensees ability to secure end customers and potentially, PetroAlgae’s licensing fees and royalties. It has yet to be proven that potential buyers for specific products produced by our system, including without limitation refineries and feed companies, would ultimately purchase these products produced by licensees of the PetroAlgae system. Failure to establish such a market or any significant reduction in a licensee’s profitability may result in failure to pay PetroAlgae the projected licensing fees and royalties. Any of these may have a material adverse effect on our revenues and results of operations, or cause us to cease operations altogether.

We may not be able to rapidly switch our industry-focus.

“Biofuel” is a general term and comprises a wide variety of technologies that could be considered “green” technologies. For the foreseeable future, we expect to be completely focused specifically on the production and marketing of micro-crops that produce a feedstock for the fuel industry and proteins for the animal and human feed markets. Accordingly, an industry shift away from green feedstocks or the emergence of new competing products may reduce the demand for our products. The risk remains that we may be unable to shift our business focus to other technologies/products rapidly to respond to any drastic shifts in the industry.

None of the directors of the Company are independent directors.

All of the members of the board of directors of the Company have a direct or indirect material financial relationship with the Company and are also currently either employed or engaged by the Company, PetroTech Holdings, or affiliates thereof. These relationships may interfere with the ability of the directors to exercise independent judgment with respect to the Company and your investment therein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to our Forms 8-K filed with the Securities and Exchange Commission on November 16, 2009, October 23, 2009, October 15, 2009, October 5, 2009, September 18, 2009, September 10, 2009, and September 3, 2009 for disclosure of private placement transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to the exemption afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder.

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

3.1	Restated Certificate of Incorporation of PetroAlgae Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s annual report on Form 10-K, filed March 31, 2009)

3.2	Restated Bylaws of PetroAlgae Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K, filed March 31, 2009)

*10.1	Securities Purchase Agreement, dated October 19, 2009, with UBS AG

*10.2	Warrant, dated October 26, 2009, with UBS AG

*10.3	Securities Purchase Agreement, dated October 9, 2009, with Green Alternative Energy USA, LLC

*10.4	Warrant, dated October 9, 2009, with Green Alternative Energy USA, LLC

*10.5	Securities Purchase Agreement, dated October 9, 2009, with Valens U.S. SPV I, LLC

*10.6	Warrant, dated October 9, 2009, with Valens U.S. SPV I, LLC

*10.7	Securities Purchase Agreement, dated October 9, 2009, with Valens Offshore SPV I, Ltd

*10.8	Warrant, dated October 9, 2009, with Valens Offshore SPV Ltd

*10.9	Securities Purchase Agreement, dated September 29, 2009, with Valens U.S. SPV I, LLC

*10.10	Warrant, dated September 29, 2009, with Valens U.S. SPV I, LLC

*10.11	Securities Purchase Agreement, dated September 29, 2009, with Valens Offshore SPV I, Ltd

*10.12	Warrant, dated September 29, 2009, with Valens Offshore SPV I, Ltd

*10.13	Securities Purchase Agreement, dated September 14, 2009, with Valens U.S. SPV I, LLC

*10.14	Warrant, dated September 14, 2009, with Valens U.S. SPV I, LLC

*10.15	Securities Purchase Agreement, dated September 14, 2009, with Valens Offshore SPV I, Ltd

*10.16	Warrant, dated September 14, 2009, with Valens Offshore SPV I, Ltd

*10.17	Securities Purchase Agreement, dated September 4, 2009, with Valens U.S. SPV I, LLC

*10.18	Warrant, dated September 4, 2009, with Valens U.S. SPV I, LLC

*10.19	Securities Purchase Agreement, dated September 4, 2009, with Valens Offshore SPV I, Ltd

*10.20	Warrant, dated September 4, 2009, with Valens Offshore SPV I, Ltd

*10.21	Securities Purchase Agreement, dated August 28, 2009, with Valens U.S. SPV I, LLC

*10.22	Warrant, dated August 28, 2009, with Valens U.S. SPV I, LLC

*10.23	Securities Purchase Agreement, dated August 28, 2009, with Valens Offshore SPV I, Ltd

*10.24	Warrant, dated August 28, 2009, with Valens Offshore SPV I, Ltd

10.25	Amended and Restated Master Security Agreement, dated July 28, 2009, among PA LLC and PetroAlgae Inc. in favor of LV Administrative Services, Inc. for the benefit of PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.26	Joinder Agreement, dated July 28, 2009, by PetroAlgae Inc. and PA LLC and delivered to LV Administrative Services, Inc., as administrative and collateral agent for PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.27	Equity Pledge Agreement, dated July 28, 2009, among PetroAlgae Inc. and LV Administrative Services, Inc., as administrative and collateral agent for PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.28	Guaranty, dated July 28, 2009 (incorporated by reference to Exhibit 10.8 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.29	Omnibus Amendment, Joinder and Reaffirmation Agreement, dated July 28, 2009, among PetroAlgae Inc., PA LLC and LV Administrative Services, as administrative and collateral agent for Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.9 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.30	Second Amended and Restated Term Note, dated July 28, 2009, in the principal amount of $417,511.92, issued by PA LLC to Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.10 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.31	Amended and Restated Master Security Agreement, dated July 28, 2009, among PA LLC and PetroAlgae Inc. in favor of LV Administrative Services, Inc. for the benefit of Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.11 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.32	Joinder Agreement, dated July 28, 2009, by PetroAlgae Inc., PA LLC and PetroTech Holdings Corp. and delivered to LV Administrative Services, Inc., as administrative and collateral agent for Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.12 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

*31.1	Rule 13a-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a) Certification of Principal Financial Officer

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROALGAE INC.

Date: November 16, 2009	By:	/s/ David Szostak
	Name:	David Szostak
	Title:	President (Principle Executive Officer, Principal Financial Officer and Principal Accounting Officer)