Form 10-K
period 2009-12-31
PetroAlgae Inc.
filed 2010-03-31
CIK 927472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0 - 24836

PetroAlgae Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	33-0301060 (IRS Employer Identification No.)

1901 S. Harbor City Blvd., Suite 300 Melbourne, FL	32901
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,005,144 (250,643 shares at $8.00).

The number of shares outstanding of the registrant’s common stock as of March 25, 2010 was 106,454,480 shares of common stock, all of one class.

PETROALGAE INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

INDEX

-i-

PART I

ITEM 1.	BUSINESS

General

PetroAlgae Inc. is a Melbourne, Florida-based Delaware corporation that develops and commercializes new technologies to grow and harvest micro-crops used as feedstock to commercial refineries and other energy producers which results in the production of drop-in fuels. PetroAlgae’s technologies and processes also result in a high valued protein co-product suitable for animal and potentially human consumption.

When we use the terms “PetroAlgae,” “the Company,” “we,” “us” and “our,” we mean the combined business of PetroAlgae Inc., a Delaware corporation, and PA LLC, a Delaware limited liability company.

Financial information concerning our business for each of 2009 and 2008 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and the notes thereto, and the supplemental financial information, which are in Part II, Items 7, 7A and 8 of our Annual Report on Form 10-K.

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

History

PetroAlgae LLC, now called PA LLC, was founded in 2006 in Melbourne, FL as a private company focused on developing enabling technologies for the renewable energy market. In August of 2008, PetroTech Holdings Corp. (“PetroTech Holdings”) acquired all of the equity in PA LLC held by XL TechGroup, Inc. in exchange for the release of certain accumulated debt obligations.

In December 2008, PetroTech Holdings (i) acquired Dover Glen Inc. ("Dover Glen"), a shell company listed on the OTC Bulletin Board, (ii) assigned its entire interest in PA LLC to Dover Glen, and (iii) changed Dover Glen’s name to PetroAlgae Inc. As a result of the acquisition and assignment, the business of PA LLC became  the sole line of business of PetroAlgae.

PetroAlgae (as its predecessor Dover Glen) was originally incorporated in the state of California on April 15, 1988, and it changed its domicile to Delaware on August 12, 2008.

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

During the course of 2009, the Company issued and sold PetroAlgae common stock and warrants to purchase common stock in a series of private placement transactions, including:

•
308,813 shares of common stock to Valens U.S. for the purchase price of $8.00 per share, and 5 year warrants to purchase 308,813 shares of PetroAlgae’s common stock at an exercise price of $15.00 per share;

•
253,687 shares of common stock to Valens SPV I for the purchase price of $8.00 per share, and 5 year warrants to purchase 253,687 shares of PetroAlgae’s common stock at an exercise price of $15.00 per share;

•
375,000 shares of common stock to Green Alternative Energy USA, LLC for the purchase price of $8.00 per share, and a 5 year warrant to purchase 375,000 shares of PetroAlgae’s common stock at an exercise price of $15.00 per share;

•
500,000 shares of its common stock to UBS AG for the purchase price of $8.00 per share, and a 5 year warrant to purchase 500,000 shares of PetroAlgae’s common stock at an exercise price of$15.00 per share;

•
357,143 shares of common stock to Green Science Energy LLC in return for thirty percent (30%) of the outstanding equity interests, on a fully diluted basis, in Green Science Energy LLC, and a 5 year warrant to purchase 357,143 shares of PetroAlgae’s common stock at an exercise price of $15.00 per share, along with an option, which expires on June 30, 2010, to purchase: (i) 250,000 shares of PetroAlgae’s common stock at an exercise price of $8.00 per share, and (ii) a warrant to purchase 250,000 shares of PetroAlgae’s common stock at an exercise price of $15.00 per share.

The proceeds from these private placements are used for working capital purposes.

The diagram below sets forth a simplified presentation of our corporate structure, as of December 31, 2009, immediately following the transactions described above.

PetroAlgae Inc.

Company Overview

PetroAlgae develops new technologies to economically grow, harvest and process micro-crops. The Company’s primary business model is to license this technology to large customers who will commercially produce this biomass, which in turn is separated into two co-products 1) renewable fuel feedstock and 2) protein for animal feed and potentially a human supplement.  The renewable fuel product is intended to be used as a direct feedstock to energy producers, including existing refineries. In the case of commercial refineries, this is expected to result in drop-in fuels such as diesel and jet fuel. When used in existing fermentation facilities, it is expected to directly result in ethanol production. When used as a feedstock for other energy producers, particularly power generators, it is a renewable input source for co-firing with fossil fuels.

PetroAlgae believes that use of PetroAlgae’s proprietary technology will allow the user to achieve a greater level of productivity than can be realized with other standard biomass growing techniques, and believes that this increased growth optimization is critical to the ability to produce products that can profitably be grown at commercial commodity scale without requiring subsidies.

In 2009, the Company completed a working demonstration facility in Florida showing the Company’s technology, processes and yield, with two reactors of commercial scale (approximately one hector each).  The growth reactors on this site are designed to be modular to support rapid deployment with a relatively high predictive cost and productivity.  The processing segment of this facility demonstrates the functionality of the required equipment used to process the harvested biomass into the products that the Company’s customers could derive from their licensed systems.  For certain segments of this facility PetroAlgae has obtained independent audits and third-party verification for product composition, product applications and use, and facility yields. The Company expects that many more studies and audits will be conducted to further commercialization efforts.

For this reason, the Company has attracted a sizable number of prospective customers who have the capability to license the PetroAlgae technology in return for licensee fees and royalties.

Market Background

There is a pressing worldwide demand for alternative fuel solutions which is both large and immediate. Predicted future shortages of petroleum oil, and in particular, of residuum, the heavy fraction of crude, and continued pricing uncertainty in petroleum oil supply have led to significant growth in the need for biomass feedstock. Global consumption of petroleum diesel fuel (as one example) exceeds 200 billion gallons annually and continues to grow at a rate that exceeds improvements in production. The gap between supply and demand is widening and drove prices during 2008 to historically high levels. Beyond the economic issues associated with petroleum, there are also significant environmental challenges: petroleum fuels are non-renewable, produce many pollutants and release large quantities of carbon dioxide into the atmosphere when burned.

PetroAlgae is developing a commercial, scalable solution to meet this need through the commercial-scale production of biomass which can be used as feedstock in existing refineries to produce drop-in fuel such as diesel and jet fuel.  The fuels are called “drop-in” because they are functionally identical to the petroleum based versions they supplement, and hence, drop-in to the existing infrastructure (pipeline, tankers, etc.). PetroAlgae’s system is designed to provide quality feedstocks at prices which compete directly with petroleum residuum, with a production system that is operational in a much shorter time frame than other natural or synthetic methods of biomass production. The Company’s production processes are intended to be sustainable and resource-efficient. When these development processes are optimized, significantly less land would be required than most biofuel feedstocks. Since arable land is not required, farm land and rain forests do not need to be negatively impacted.

PetroAlgae’s technology also produces a high quality protein as a co-product which is suitable as an ingredient in animal feed and potentially human food. Currently, the availability of protein (especially in developing countries) that meets cost and nutrition requirements is lacking. A parallel problem in the food market is the growing concern of pesticides from conventionally grown protein sources that remain in feed to animals are then transferred to human food products. The annual market for animal feed is estimated by PetroAlgae to be approximately $15-20 billion dollars and is projected to grow at a compounded annual growth rate of 28% (as estimated by FAOSTAT).

Business Development

PetroAlgae’s business model is primarily based on licensing and/or joint ventures with partners who will share both the risk and the reward. As the proprietor of the technologies and processes, PetroAlgae assumes the development risk and optimizes its production processes. Licensing and joint venture partners will assume the costs of capital equipment at their sites. Profits will then be shared between parties through payments to PetroAlgae in the form of milestone payments during construction, licensing fees, and royalties thereafter. We believe partners are interested in this model for the following reasons:

•	First, we believe we have the highest likelihood of being the first to achieve commercial success in the marketplace due to the technical progress made to date.

•	Second, we believe we are the most likely to be producing biomass at an economically viable rate as evidenced by the production results already realized.

•	Third, we intend to provide deployment processes to partners as part of the licensing agreements which further reduces deployment risk for our partners.

With this business model, revenues and profit sharing generated by PetroAlgae would consist of a combination of upfront payments, licensing fees, milestone payments and royalties, and in some cases, sharing of profits. Royalties would be earned by PetroAlgae from the sale of biocrude and protein from the licensee to the marketplace.

Our commercialization strategy focuses on maximizing licensing opportunities worldwide based on the licensee’s need for a solution and ability to implement PetroAlgae’s technology. This includes discussions with hundreds of potential licensees spanning 40 countries whose combined needs for large-scale biomass production are significant.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are no longer subject to U.S. federal tax examinations for fiscal years prior to 2005, and we are not subject to audits prior to the 2005 fiscal year for the state jurisdiction.

While sales cycles for large licensing deals are traditionally long, the market’s growing acceptance of our technology continues to increase as reflected by the successful signing of a number of non-binding Memorandums of Understanding (“MOU”) from among many qualified business discussions.  Under the MOUs, PetroAlgae and the potential licensee agree to negotiate a final license contract.  However, key contract terms set forth in the MOU may change pending final negotiations and the negotiations may not always result in a final contract.

In March 2009, PetroAlgae entered into a Master Licensing Agreement with GTB Power Enterprise Ltd. to construct and operate at least ten separate 5,000 hectares (12,355 acres) license units for the production of micro-crop biomass in China.  Recently the Company entered into a MOU with CECIC Chongqing Industry Co., Ltd (CECIC-CQ), an operating subsidiary of the China Energy Conservation Investment Corporation (CECIC), the state owned company which has completed over 3,000 energy conservation projects in China.   This MOU contemplates that the Master License Agreement for China held by GTB Power Enterprise Ltd. would be transferred to CECIC, or that CECIC would otherwise become PetroAlgae’s exclusive licensee in China in conjunction with the termination of the license with GTB Power Enterprise Ltd.  Our intent, in support of the foregoing, is to accelerate PetroAlgae’s penetration of China’s renewable energy market.

In December 2009, PetroAlgae signed an MOU intended to result in the license of the Company’s technology to a large conglomerate in Indonesia. This prospect’s various businesses cover a range of activities including palm oil, property development, leisure and agriculture. The MOU contemplates that this group would initially build a partial license unit to demonstrate the commercial viability of producing renewable fuels in Indonesia with the remaining portion of the full license unit 5,000 hectares to follow.

In November 2009, PetroAlgae entered into an MOU with Indian Oil Corporation Limited (“IOCL”), a Fortune 500 company and one of the largest commercial enterprises in India, to potentially license PetroAlgae’s technology. Under the terms of the MOU, IOCL would build a pilot facility to demonstrate the commercial viability of producing renewable fuels from micro-crops in India. Upon achieving success, the pilot facility would be expected to lead to the deployment of a licensed unit for large-scale production of renewable fuels by IOCL.

Technology and Intellectual Property

PetroAlgae has made significant progress in 2009 with respect to its technology.  The Company’s biomass has been, and continues to be, tested for suitability as a coker feedstock for existing petroleum refineries.  Independent pilot-scale testing indicates that the biomass can be practically processed in the coker, and that the resulting fuel yields are sufficient to economically compete with residuum (the current feedstock used in fuel production).

In December 2009, PetroAlgae entered into an MOU which contemplates a strategic partnership with Foster Wheeler USA Corporation, a global leader in energy engineering solutions, to develop and co-market end-to-end market solutions for the large-scale production of green renewable gasoline, diesel, and jet fuel in existing petroleum refineries.  Foster Wheeler USA Corporation is also providing PetroAlgae access to commercial cokers for future conversion testing.

In complement to the development in the coker application, recent and ongoing combustion tests indicate that the biomass could be an effective renewable drop-in offset in coal-fired power plants and boilers.

With regard to PetroAlgae’s protein co-product, several significant advances have also occurred during the course of the year. First, third party laboratory testing has confirmed a favorable amino acid profile as compared with soy protein, the current industry standard.  The amino acid profile is an important price driver for the sale of protein. Second, recent animal feed trials of PetroAlgae’s protein in poultry demonstrate that digestibility is comparable to concentrated soy protein.  In addition, in November 2009, the Company’s protein was successfully cleared by the Indonesian Ministry of Agriculture as an approved raw material to be used and/or imported for use as an ingredient in animal feed.

In anticipation of this progress, PetroAlgae has implemented an aggressive strategy to secure its intellectual property.  This strategy comprises pursuing patent protection, intentionally guarding trade secrets and implementing remotely-controlled security devices.  The Company’s technology and processes include, but are not limited to optimized nutritional schemes, light management, selective harvesting, and distinct extraction processes. In addition to the intellectual property strategy, we have pursued trademarks designed to protect our marketing and branding efforts. To accomplish its technical success, PetroAlgae bolsters its own development efforts by utilizing third-party technology contributors where appropriate.

Raw Materials

The company uses primarily 4 categories of raw materials in its pilot demonstration facility, micro-crop species, fertilizer, water, and naturally available elements such as sunlight and CO2.  The micro-crops are natural and indigenous to the Florida region. The Company grows the crops on site from small cultures to large quantities used to inoculate the Company’s commercial-scale bioreactors.  Water is sourced locally and recycled.  Fertilizer is readily available and optimized with other readily available micronutrients that are used commonly in agriculture.  Similar processes and use of raw materials will be applied with each customer, applicable to their specific geographic location.

Competition

As the world searches for viable petroleum replacements, biofuels have attracted significant interest. At first glance, biofuels in general appear to have very desirable characteristics such as being renewable, sustainable and environmentally friendly.  However, many current biofuel feedstocks do not meet these criteria. Although many crops are renewable, many also happen to be staples of the food supply. Thus, there is now serious competition for both the food and fuel industries. Further compounding the problem is the fact that yields for other plant-based crops are very low, whereas demand for fuel is very high. Using traditional feedstocks, there is not enough available land to satisfy the projected mandated demand. Furthermore, efforts to create additional crop land have had a very damaging effect on the environment. For example, in certain countries, tropical rainforests are being burned so that palm plantations can be expanded.

The micro-crop based solution from PetroAlgae has potential to successfully address all of these issues. Not surprisingly, there are many new entrants in the algae and micro-crop market, some of whom have started to build demonstration facilities and sign preliminary agreements with potential customers. Of the approximately 200 algae/micro-crop companies (worldwide), the overwhelming majority are focused on the production of biodiesel/ethanol specifically, rather than drop-in fuels that can utilize existing refining and pipeline infrastructure.  A small subset of these companies indicates an understanding of the drop-in-fuel approach as well as the advantage in providing a new protein source rather than depleting the current food-supply.  Moreover, no competitors, to our knowledge, have demonstrated economic feasibility at commercial scale without depending on government subsidies.

Employees

PetroAlgae has been successful in recruiting experienced, cross-disciplined professionals to develop the company to date. The Company employed 113 full-time individuals as of December 31, 2009. During 2010, PetroAlgae anticipates continued growth and is planning to appropriately build out its human infrastructure necessary to accomplish the Company’s goals as it is successful in obtaining customer license projects.  This includes, but is not limited to, sustaining aggressive research and development and continuing the business efforts of developing and supporting potential and secured licensees.

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

Risks Related to Our Business

We may be unable to solve technical and engineering challenges that would make the production of micro-crops systems non-scalable at economically attractive metrics.

Although we have successfully built a pilot scale demonstration facility, and have extracted small field scale quantities of biocrude and protein for technical validation, the fully automated commercial design and engineering of a larger production system is still under design and cost-analysis.  The risk exists that the completion of this process design and engineering may face delays, failures, or unexpected costs and that we may not be able to successfully design a scalable, cost-effective system for the growth and harvesting of micro-crops. Even in the event that we are able to design and engineer a complete micro-crop production system, the risk exists that once a licensee begins to scale up and replicate such a system, unforeseen factors and issues may arise which makes any such system uneconomical, thus causing additional delays or outright failure.

We face significant challenges in successfully and rapidly scaling-up a pilot facility.

Additional capital expenditures are required for the micro-crop production facility. We will need to successfully scale-up the pilot facility to produce larger quantities and measure production yields. The risk exists that failure to successfully scale-up the demonstration facility will result in new technical hurdles and/or delayed commercialization efforts.

We, or our potential licensees, may be unable to deploy our system at scale.

To date, neither PetroAlgae nor its existing licensee has constructed a facility utilizing PetroAlgae’s proprietary system of growing and harvesting micro-crops on the commercial scale currently anticipated (i.e. 5000 hectares per unit).  Therefore, it has yet to be proven whether PetroAlgae’s system may be deployed on a full commercial scale or operate in a commercially viable manner.  Additionally, it is unknown whether key performance metrics, such as (by way of example) growth and production rates, may be maintained at a full scale commercial level. While PetroAlgae intends to be actively involved in the construction of the facilities by PetroAlgae’s licensees, and only license its technology to potential licensees which it believes can effectively build and operate facilities utilizing its system, such licensees may ultimately lack the expertise or the resources, or otherwise be unable, to do so.

We may be unable to acquire and/or retain licensees.

PetroAlgae’s main source of revenue will be in the form of licensing fees and royalties from its future licensees. Therefore, obtaining new licensees is critical for PetroAlgae’s continued growth and operation. There is a risk that PetroAlgae will be unable to acquire and/or retain licensees due to (by way of example) the proposed licensing fees, royalties, capital expenditures or technical feasibility of the PetroAlgae micro-crop system.  For example, the growth from the PetroAlgae micro-crop production system and the relevant processes and methodologies being considered for operating the system may not yield a result that is commercially attractive to potential licensees (on a single unit cost compared to competitive products or otherwise), or to potential licensees in certain targeted markets. Our micro-crop production system requires large fixed capital costs, which could render the system cost prohibitive for potential licensees, or potential licensees in certain target markets. Failure to secure licensees in a timely manner could have a material adverse effect on, or cause us to cease, our continued operations.

Our licensing methodology may not be accepted by potential licensees.

Our revenue projections are based on a model for licensing agreements which may not be accepted by our potential licensees.  Specifically, without limitation, potential licensees may be unwilling to pay the projected licensing fees prior to or during construction of the PetroAlgae system and/or full commercial deployment of such system. While one licensee has agreed to do so, it is unknown whether future licensees would be so willing, or even whether the existing licensee will be able to fulfill its payment obligations. Therefore, even if we are successful at attracting new licensees for our system, we may not realize revenue from such licensees in the form or time frame we currently anticipate. Even if licensees execute licensing agreements in the form currently anticipated, there is no guarantee that such licensees will make payments in the time frame to which they may agree. If potential licensees are unwilling or unable to pay as anticipated, the projected timing of our revenues and incoming cash flows could have a material adverse effect on, or cause us to cease, our continued operations.

Licensees who are or have been retained may be unable to perform their obligations to PetroAlgae.

PetroAlgae’s main source of revenue will be in the form of licensing fees and royalties from its future licensees. Although PetroAlgae has signed its first licensing agreement, PetroAlgae has yet to realize revenue from such licensee beyond the initial payment as a master licensee.  If PetroAlgae does not begin to realize revenues from licensee, or obtain new licensees, it may have a material adverse effect on our revenues, our operations, or may cause us to cease operations altogether.

The market may not accept the products produced by our micro-crop production system.

The biomass produced by our micro-crop production system produces two primary products, biocrude (feedstock) and protein.  These products will be sold by licensees into existing markets and it is expected that oil prices and protein prices will fluctuate. If they were to drop significantly, this may have an effect on the licensee’s expected profitability or their ability to secure end-customers. These products may also require industry and/or regulatory testing in the country in which they are produced and/or sold.  This may have an effect on the licensee’s ability to secure end customers and potentially, PetroAlgae’s licensing fees and royalties. It has yet to be proven that potential buyers for specific products produced by our system, including without limitation refineries and feed companies, would ultimately purchase these products produced by licensees of the PetroAlgae system.  Failure to establish such a market or any significant reduction in a licensee’s profitability may result in failure to pay PetroAlgae the projected licensing fees and royalties. Any of these may have a material adverse effect on our revenues and results of operations, or cause us to cease operations altogether.

We are dependent upon funding from our principal shareholder.

To date, we have been dependent upon funding from PetroTech Holdings and its affiliates. If available capital is expended, PetroTech Holdings and its affiliates may be unable to continue to fund the Company as PetroTech Holdings and its affiliates (including without limitation those funds currently managed by Valens Capital Management, LLC), may not have the necessary resources available.  Moreover, PetroTech Holdings and its affiliates may simply be unwilling to continue to provide funding to the Company given the amount of funds contributed to date.  In such case, the Company may need to enter into agreements under less favorable terms, or borrow funds at higher interest rates and under less favorable terms and conditions than historically obtained from PetroTech Holdings and its affiliates.  There is no certainty as to whether any new funding source would even be available. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to implement our development plan, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our production, revenues and results of operations, or cause us to cease operations altogether.

We may be unable to fully enforce our intellectual property in certain countries.

We are partially dependent on the enforceability of our intellectual property rights. We expect to expand the use of our technology into countries that may not provide adequate legal remedies in the event of a violation of the Company’s technology. Although the Company has taken measures to secure the appropriate patents and methods to protect trade secrets, we may not be able to fully execute our business plan and/or may face significant competition if we fail to adequately protect our processing technology. Lack of enforceability may lead to significantly lower licensing fees which could have a material adverse effect on our operations.

We may not be able to recruit and retain the necessary specialist and experienced individuals.

PetroAlgae currently relies on key individuals in the management and operation of its business.  In order to continue the research and design of the PetroAlgae production system and move to larger commercial scaling and deployment, it will be necessary for us to recruit a significant number of additional qualified individuals including experienced management and specific subject-matter experts. Additionally, technical support personnel will be needed to support the licensees when we begin to commercially scale worldwide. Any inability to retain key employees or obtain the appropriate resources through hiring, outsourcing or through other contractors could delay or impair our ability to achieve successful results.

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

If a competitor were to achieve a technological breakthrough, our operations and business could be negatively impacted.

There currently exist a number of businesses that are pursuing the use of algae, bacteria and other micro-crops and other methods for creating biomass and/or alternative fuels. Should a competitor achieve an R&D, technological or biological breakthrough where production costs are significantly reduced, or if the costs of similar competing products were to fall substantially, we may have difficulty attracting licensees. Additionally, competition from other technologies considered “green technologies” could lessen the demand for our products. Furthermore, competitors may have access to larger resources (capital or otherwise), that propel their progress in the market place, resulting in a negative impact on PetroAlgae’s business. Any of these competitive forces may inhibit our ability to attract and/or retain licensees and there is no guarantee that we could sustain our expected licensing fees or royalties on an on-going basis. This could have a material adverse effect on, or cause us to cease, our operations.

Minority shareholder interest in PA LLC (which is the operating entity of PetroAlgae Inc.) could materially affect the operation of the Company or investment in the Company.

Our operations are currently conducted through PA LLC. We own an approximate 81.3% ownership interest in the membership interests of PA LLC. Other than membership interests issued as part of our employee compensation plans, Arizona Science & Technology Enterprises, LLC ("AZTE") owns the remaining membership interests in PA LLC. The operating agreement of PA LLC provides AZTE with anti-dilution protection and other minority investor rights (including consent rights over certain corporate actions, such as mergers between PA LLC and any other entity if PetroAlgae Inc. would not own a majority of the voting power of the resulting entity) which could have the effect of impairing our ability to operate the business if we do not secure the cooperation of AZTE. If this were to happen, any investment in PetroAlgae Inc. could materially suffer.

We may be sued or become a party to litigation

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

All of the members of the board of directors of the Company have a direct or indirect material financial relationship with the Company and are also currently either employed or engaged by the Company, PetroTech Holdings, or affiliates thereof. These relationships may interfere with the ability of the directors to exercise independent judgment with respect to the Company.

Risks Related to Our Common Stock

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

The market price of our common stock and the market prices for securities of biotechnology companies in general, are expected to be highly volatile. The following factors, in addition to the other risk factors described, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control: announcements of technological innovations and discoveries by us or our competitors; developments concerning any research and development, manufacturing, and marketing collaborations; new products or services that we or our competitors offer; actual or anticipated variations in operating results and expenses; the initiation, conduct and/or outcome of intellectual property and/or litigation matters; conditions or trends in our industry; regulatory developments in the United States and other countries; changes in the economic performance and/or market valuations of other biofuel companies; our announcement, or competitors’ announcements, of significant acquisitions, strategic partnerships, joint ventures or capital commitments; additions or departures of key personnel; dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies; changes in expectations as to our business, prospects, financial condition, and results of operations; significant sales of our common stock, including sales by selling stockholders and by future investors in any future offerings we may make to raise additional capital; changes in the accounting methods used in or otherwise affecting our industry; changes in the valuation of similarly situated companies, both in our industry and in other industries; fluctuations in interest rates and the availability of capital in the capital markets; and global unrest, terrorist activities, and economic and other external factors.

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

It is not anticipated that there will be an active public market for the common stock in the near term and shareholders may have to hold common stock for an indefinite period of time.

Although our common stock is eligible for trading on the OTCBB, there currently is not an active public or other trading market for the common stock, and we cannot assure that any market will develop or be sustained. It is not anticipated that there will be an active public market for the common stock in the near term and shareholders may have to hold their common stock for an indefinite period of time. As of December 31, 2009, PetroTech Holdings was the record owner of 100,000,000 shares of our common stock, which represented approximately 91.75% of the total voting power of the Company on a fully-diluted basis. Because our common stock is expected to be thinly traded, shareholders cannot expect to be able to liquidate their investment in case of an emergency or if they otherwise desire to do so. It may be difficult to for shareholders to resell a large number of your shares of common stock in a short period of time or at or above their purchase price.

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

Because of the concentration of voting power in our Company, the ability of a shareholder to influence the management of the Company will be extremely limited.

Because of the concentration of voting power in our Company, the ability of a shareholder to influence the management of the Company may be extremely limited. As of December 31, 2009, total securities of the Company held by PetroTech Holding, Valens SPV I and Valens U.S. represent approximately 95.7% of the total voting power of the Company on a fully-diluted basis.  As a result, the ability of a shareholder to influence the management of the Company may be extremely limited.

There are no automated systems for negotiating trades on the OTCBB and it is possible for the price of a stock to go up or down significantly during a lapse of time between placing a market order and its execution, which may affect trades in our securities.

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

As of December 31, 2009, our common stock trades in excess of $5.00 per share, but there can be no assurance that this price will be maintained in the future. If the trading price of our common stock falls below $5.00 per share, trading in our common stock will be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker-dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities. In addition, few broker-dealers are likely to undertake these compliance activities. Other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

We do not anticipate payment of dividends, and investors will be wholly dependent upon the market for the common stock to realize economic benefit from their investment.

Holders of our common stock will only be entitled to receive those dividends that are declared by our Board of Directors out of retained earnings. We do not expect to have retained earnings available for declaration of dividends in the foreseeable future. There is no assurance that such retained earnings will ever materialize to permit payment of dividends to shareholders. Our Board of Directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, reserve needs and other circumstances.

A portion of our cash flow must be used to service our debt obligations, and we are vulnerable to interest rate fluctuations.

Fixed rate borrowings may have their fair market value adversely impacted from changes in interest rates. Floating rate borrowings will lead to additional interest expense if interest rates increase. PetroAlgae enters into loan arrangements when needed. At December 31, 2009, the principal balance on the Company’s outstanding long-term notes was $35.5 million, of which $17.8 million was outstanding at a floating rate of 2% over the prime interest rate and $17.7 million was outstanding at a fixed rate of 12%.  Our borrowings are subject to interest rate risk.  Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available to make payments of interest and principal on the notes and for capital investment, operations or other purposes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Melbourne Corporate Headquarters

Our corporate headquarters are located in Melbourne, Florida. The headquarters house the executive and administrative offices, as well as the finance, business development, operations and information technology departments. It also includes meeting space and PetroAlgae’s computer network and communications infrastructure. This is a sublease agreement that can be terminated with 30 day written notice.

Kennedy Space Center Space Life Sciences Lab

PetroAlgae leases approximately 1000 square feet of laboratory and controlled-environment space in the Kennedy Space Center Life Sciences Laboratory. The facility has broad analysis capabilities for chemistry, molecular biology, microscopy and microbiology. The controlled environmental chambers allow PetroAlgae to control and manipulate environmental parameters such as climate, temperature, day/night cycles and seasonal cycles to simulate growing conditions for research purposes as well as to understand other climates throughout the world. PetroAlgae benefits from access to NASA engineering, scientific and analytical expertise available through the Kennedy Space Center Life Sciences Laboratory. This is an annual agreement that can be terminated with 90 day written notice. The current lease expires Sept. 30, 2010.

Gateway Research Lab Facility

PetroAlgae has built a state-of-the-art laboratory in Melbourne, Florida designed for chemical analyses, culture storage, backup inoculum growth, bench top research experiments and fast turnaround analysis of field samples. In addition, the lab has complete analysis capabilities. This is a three year lease agreement which expires Sept. 30, 2010.

Fellsmere Field-Scale R&D Facility

PetroAlgae has constructed its primary field-scale development facility for the PetroAlgae production process in Fellsmere, Florida (approximately 40 miles from Melbourne). The facility provides demonstration-scale live processing of all portions of the PetroAlgae process as well as indoor and outdoor empirical testing, and laboratory analysis. It also houses the personnel that develop, run and maintain the facility. This is an annual agreement with a five year renewal option. The renewal/expiration date is July 1, 2010.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which PetroAlgae is a party or any of its property is the subject.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol “PALG.” As of March 20, 2010, we had 670 stockholders of record of our common stock.

The following table sets forth, for the quarters indicated, the high and low sales prices per share of the Company’s common stock.

	Sales Price
	High	Low
Fiscal 2008:

Third Quarter(1)	$1.01	$0.005

Fourth Quarter	$7.00	$0.25

Fiscal 2009:

First Quarter	$10.00	$2.00

Second Quarter	$11.00	$2.65

Third Quarter	$40.00	$8.00

Fourth Quarter	$24.95	$15.00

(1) Our common stock was initially quoted on the OTCBB (under the symbol “VOXQ” of a predecessor company) on July 25, 2008.

On March 29, 2010, the last reported sales price for the Company’s common stock on the OTC Bulletin Board was $22.50 per share.

Dividends

The holders of shares of our common stock are entitled to dividends out of funds legally available when and as declared by our board of directors. We have never declared or paid cash dividends. Our board of directors does not anticipate declaring a dividend in the foreseeable future.

Equity Compensation Plan

The following table summarizes information as of December 31, 2009, relating to the Company’s equity compensation plan pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Plan Category	Number of securities to be issued upon exercise price of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation plans approved by security holders (1)	1,117,500	$8.48	2,882,500
Equity Compensation plans not approved by security holders	—	—	—
Total	1,117,500	$8.48	2,882,500

(1) Represents the Petroalgae Inc. 2009 Equity Compensation Plan.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Island Stock Transfer, 100 Second Avenue, South, Suite 104N, St. Petersburg, Florida 33701, telephone (727) 289-0010, facsimile (727) 289-0069.

Issuer Repurchases

There were no issuer repurchases by the registrant or any affiliate purchaser during the fiscal year ended December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

PetroAlgae is a development stage company which is demonstrating, and commercializing for license, new technologies to grow and harvest micro-crops that produce renewable feedstocks for the petroleum industry and protein for the feed/food industries. This is intended to result in fuels that are functionally interchangeable to petroleum based and other transportation fuels. The corporate strategy is to select the most suitable microorganism for each specific location (indigenous to the region) and application, and then apply PetroAlgae’s distinct proprietary processes to scale its growth rate (productivity) from that of a microorganism to that of a high output-producing micro-crop. Micro-crops include algae, diatoms, micro-angiosperms, cyanobacters and other small fuel and food-producing organisms with extremely rapid growth potential.

Through third-party testing, PetroAlgae has received encouraging, positive results for the feedstock when used in test-cokers and when co-fired with coal directly as a fuel source.  These results have led to key collaborations with industry expert FosterWheeler.We look forward to continued development with Foster Wheeler and anticipate future collaborations with other key industry entities.

Along with the feedstock for the petroleum industry, a complementary co-product produced from these micro-crops, is a high-quality protein. The proteins has been, and continues to be tested as an ingredient in animal feed with encouraging, positive results in composition, purity and suitability as an animal feed ingredient.  In fact, the Company has received its first clearance (in Indonesia), to use the protein product for animal feed. We anticipate more clearances to follow and will be seeking top-tier strategic alliances in this market.

The Company completed its pilot demonstration system in Florida. This site serves as a pilot, with commercial-scale bioreactors that demonstrate end-to-end processing from biomass growth, harvesting, dewatering, and through the processing and drying of both protein and biomass feedstock from which transportation fuels could then be produced. Utilizing commercial-scale bioreactors, this site generates significant quantities of biomass, along with representative products under measured production disciplines. These materials are used for testing and customer samples, which management expects will provide analytical results to further support the value proposition to our potential license partners.

As the Company is successful in developing these technologies, the Company will continue to sell licenses for these technologies to partners in specific geographic regions, for a specified area of production. The sales cycle for these units can take many months while the license partners evaluate the effectiveness and economics of applying this technology to their region. The Company will assist in the deployment of this technology to licensees with modular bioreactor systems that can be built and operated cost-effectively on a very large commercial scale. Sizes of these licensed units will vary, but is expected to be approximately 5,000 hectares (12,355 acres) per “unit”.

The Company previously announced, in March 2009, its first license agreement with GTB Power Enterprise Ltd. for multiple system deployments in China. In December 2009, PetroAlgae entered into a strategic MOU with CECIC Chongqing Industry Co., Ltd (CECIC-CQ), an operating subsidiary of the China Energy Conservation Investment Corporation (CECIC).  This MOU contemplates that the Master License Agreement for China held by GTB Power Enterprise Ltd. would be transferred to CECIC, or that CECIC would otherwise become PetroAlgae’s exclusive licensee in China in conjunction with the termination of the license agreement with GTB Power Enterprise Ltd.. Our intent, in support of the foregoing, is to accelerate PetroAlgae’s penetration of China’s renewable energy market.

At the end of 2009 we entered into a Master License Agreement with Green Science Energy LLC for the use of our proprietary technology to produce biofuels in Egypt. This agreement generated $4 million in cash flow for PetroAlgae.

In the coming year, it is the goal of management to continue to sign multiple MOUs from the current business development pipeline and convert a portion of these into signed contracts. As contracts are signed, it is expected that initial pilot deployments will immediately follow.

PetroAlgae has incurred losses since inception of operations on June 22, 2006 and has an accumulated deficit of $58,860,269 as of December 31, 2009. PetroAlgae’s losses have resulted principally from its continued research and development expenses and construction of a multi-acre pilot demonstration system.

As a development stage company, we expect continued progress commercializing our proprietary technologies and that in 2010 we will continue to realize early license fees from customers. While we strive to maintain proper cost and spending controls, our expenditures through the fourth quarter of 2009 reflect the operation of the demonstration pilot system and increases in marketing and business development expenses as the Company continues to prepare for customer deployment.  It is management’s expectation that operating expenses will increase modestly in 2010 to accommodate growing activity in business development, commercial deployment and establishing infrastructure.

Results of Operations

In December 2009, PetroAlgae received its initial receipt of customer licensee fees, however the recognition of these fees as revenues for the Company are expected to begin in 2010. In general, the Company expects to record and recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred.

Twelve Months Ended December 31, 2009 Compared to Twelve Months Ended December 31, 2008

Total Costs and Expenses increased $20.0 million (or 118%) primarily due to an increase in personnel costs, consulting costs, and an increase in activity of research and development as the Company continues to grow its operations.

Research and Development Expenses. Total research and development expenses increased $ 10.2 million (or 94%) to $21 million for the twelve months ended December 31, 2009, from $10.9 million in the comparable period in 2008. The development costs include the research and experimentation of the various system components and for 2009 the design and construction of the commercial scaled pilot system for customer demonstration. During the period from inception to August 1, 2008, a portion of the Company’s research and development activities were provided by XL TechGroup for support services and recorded as related party expenses separate from direct and third party expenses. The portion of related party research and development expenses were NIL and $468,000 for the periods ending December 31, 2009 and 2008, respectively.

General and Administrative Expenses. Total general and administrative expenses increased $4.5 million (or 94%) to $9.3 million for the twelve months ended December 31, 2009 from $4.8 million in the comparable period in 2008. General and administration expenses include the Company’s business development, information technology, and intellectual property management. During the period from inception to August 1, 2008, a portion of the Company’s general and administration activities were provided by XL TechGroup for support services and recorded as related party expenses separate from direct and third party expenses. The portion of related party general and administration expenses were NIL and $1.7 million for the periods ending December 31, 2009 and 2008, respectively.

Depreciation. Depreciation expense increased $870,000 (or 323%) to $1.14 million for the twelve months ended December 31, 2009 from $269,000 for the comparable period in 2008. The increase was due to the addition of more laboratory equipment, computer equipment, furniture, and leasehold improvements equipment during the twelve months of 2009 compared with the comparable period of 2008.

Interest Expense. Interest expense on PetroAlgae’s debt outstanding under its note with PetroAlgae Inc (PetroTech Holdings Corp. assumed the note from XL TechGroup in August 2008, and PetroAlgae Inc assumed the note from PetroTech Holdings Corp in December 2008) increased to $2.6 million (or 117%) for the twelve months ended December 31, 2009 from $1.2 million for the comparable period in 2008.

Liquidity and Capital Resources

At December 31, 2009 PetroAlgae had $4.7 million in cash and cash equivalents.

Net cash used in operating activities was $25 million and $11.8 million in 2009 and 2008, respectively. This was primarily attributed to expenditures used to fund PetroAlgae’s research and product development activities and building its operational and business development efforts.

Net cash used in investing activities, purchase of capital assets was $2.2 million and $.8 million for the years ended December 31, 2009 and 2008, respectively. The fluctuations from period to period are due to the continued growth and expansion, primarily in the construction of its demonstration facility.

Net cash provided by financing activities was $21.5 million in 2009, and $22.9 million in 2008 which consisted of advances from our principal lender and the sale of common shares for cash.

PetroAlgae’s contractual payment obligations as of December 31, 2009 are as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease for facilities	$135,552	$135,552	$—	—	—

Total	$135,552	$135,552	$—	—	—

PetroAlgae has primarily financed its operations through loans or the sale of equity securities from its principal shareholder that have resulted in aggregate cumulative proceeds of approximately $35.5 million in debt and $14.5 million in equity, respectively.

We expect to continue to incur modest losses in 2010. The amount and timing of our future losses are highly uncertain. Our ability to achieve and thereafter sustain profitability will be dependent upon, among other things, entering into partner license agreements, and receiving milestone payments from such partner license agreements.

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

Cash and Cash Equivalents and Cash Concentrations

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company at December 31, 2009, has approximately $4,600,000 on deposit at a single financial institution.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts payable, accrued expenses, notes payable and due to affiliates. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The carrying value of the Company’s note payable approximated its fair value based on the current market conditions for similar debt instruments.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expensed.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. Should there be an impairment the Company measures the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal from the impaired assets. There were no impairments in 2009 or 2008.

Income Taxes

The Company follows ASC 740 Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

PA LLC is organized as a limited liability company under the state law of Delaware. As a limited liability company that has elected to be taxed as a partnership, the Company’s earnings pass through to the members and are taxed at the member level. Accordingly, no income tax provision has been included in these financial statements for the operations related to PA LLC.

Equity-Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718 Stock Compensation. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-basedpayment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share based payment transactions.

Recent Accounting Pronouncements

Adoption of New Accounting Standards

Accounting Standards Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB ASC has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Participating Securities Granted in Share-Based Transactions

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities).  The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of the new accounting standard did not have a material effect on previously issued or current earnings per share.

Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations).  The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements).  The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Fair Value Measurement and Disclosure

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly FASB FSP No 157-2, Effective Date of FASB Statement No. 157), which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820 (formerly FSP 157-4,  Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities . The provisions of the new standard were effective for interim periods ending after June 15, 2009. The adoption of the new standard on April 1, 2009 did not have a material on the Company’s consolidated financial statements.

In April 2009, the Company adopted a new accounting standard included in ASC 820, (formerly FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments).  The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Derivative Instruments and Hedging Activities

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No.133). The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company’s consolidated financial statements.

Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is part of ASC 320, Investments — Debt and Equity Securities (formerly FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), and other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value.  The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events  (formerly SFAS No. 165,  Subsequent Events)  is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was March 30, 2010.

Accounting Standards Not Yet Effective

Accounting for the Transfers of Financial Assets

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets,  an amendment to SFAS No.  140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have to the Company’s consolidated financial statements.

Accounting for Variable Interest Entities

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk is related to our borrowings. Fixed rate borrowings may have their fair market value adversely impacted from changes in interest rates. Floating rate borrowings will lead to additional interest expense if interest rates increase.

PetroAlgae enters into loan arrangements when needed. At December 31, 2009, the principal balance on the Company’s outstanding long-term  note  was $35.5 million, of which $17.8  million was outstanding at a floating rate of 2% over the prime interest rate and $17.7 million was outstanding at a fixed rate of 12%.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

We have audited the accompanying consolidated balance sheets of PetroAlgae Inc. (a Development Stage Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the years ended December 31, 2009, and 2008, and the period from inception (September 22, 2006) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of PetroAlgae Inc. (a Development Stage Company) as of December 31, 2009 and 2008, and the results of operations for the years ended December 31, 2009, and 2008, and the period from inception (September 22, 2006) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Kingery & Crouse PA

/s/ Kingery & Crouse PA
Certified Public Accountants
Tampa, Florida
March 30, 2010

PetroAlgae Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$4,679,302	$10,416,823
Prepaid expenses	129,333	110,277
Total current assets	4,808,635	10,527,100
Property and equipment	3,653,225	1,390,712
Accumulated depreciation	(1,416,350)	(324,507)
Net property and equipment	2,236,875	1,066,205
Long-term deposits	5,200	5,000
Total assets	$7,050,710	$11,598,305

Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable	$536,328	$1,043,285
Accrued expenses	1,617,191	1,786,341
Accrued expenses - related party	2,144,840	349,779
Note payable - related party	-	7,639,601
Stock price quaranty	7,500,000	-
Deferred revenue	2,800,000	-
Total current liabilities	14,598,359	10,819,006
Note payable - related party	35,489,096	16,921,243
Other long term liabilities	758,917	758,917
Total liabilities	50,846,372	28,499,166

Stockholders (deficit):
Preferred stock - $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	-	-
Series B - 10,000,000 shares authorized
Undesignated - 15,000,000 shares authorized
Common stock - $.001 par value, 300,000,000 shares authorized 106,229,356 and 104,274,189 shares issued and outstanding	106,229	104,274
Paid in capital	22,133,497	13,466,546
Deferred compensation	(1,531,250)	(3,106,250)
Deficit accumulated during the development stage	(58,860,269)	(27,365,431)
	(38,151,793)	(16,900,861)
Noncontrolling interest	(5,643,869)	-
Total stockholders' (deficit) equity	(43,795,662)	(16,900,861)

Total liabilities and stockholders' (deficit) equity	$7,050,710	$11,598,305

See the accompanying notes to the financial statements.

PetroAlgae Inc.
(A Development Stage Company)
Consolidated Statements of Operations

			For the
			Period From
			September 22,
			2006
			(Inception)
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2009	2008	2009

Revenue	$-	$-	$-

Costs and expenses:
General and administrative	9,293,799	3,083,555	12,780,565
General and administrative - related party	-	1,699,047	3,023,739
Research and development	21,052,390	10,399,670	38,833,254
Research and development - related party	-	467,607	1,130,975
Purchased research and development	3,018,144	-	3,018,144
Interest expense - related party	2,636,642	1,248,039	4,328,153
Depreciation expense	1,137,733	268,691	1,462,240
Total costs and expenses	37,138,708	17,166,609	64,577,070
Net loss before non controlling interest	(37,138,708)	(17,166,609)	(64,577,070)

Non-controlling interest	5,643,869	40,211	5,716,800

Net loss	$(31,494,839)	$(17,126,398)	$(58,860,270)

Basic and diluted common shares outstanding	104,840,703	100,362,021
Basic and diluted loss per share	$(0.30)	$(0.17)

See the accompanying notes to the financial statements.

PetroAlgae Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' (Deficit)
Period From Inception (September 22, 2006) to December 31, 2009

						Deficit
						Accumulated
						During the
	Common Stock		Paid in	Deferred	Non Controlling	Development
	Shares	Amount	Capital	Compensation	Interest	Stage	Total
Shares issued at inception for cash	100,000,000	$100,000	$388,532	$-	$-	$-	$488,532
Net loss	-	-	-	-	-	(1,410,724)	(1,410,724)
Balance - December 31, 2006	100,000,000	100,000	388,532	-	-	(1,410,724)	(922,192)

Net loss	-	-	-	-	-	(8,828,309)	(8,828,309)
Balance - December 31, 2007	100,000,000	100,000	388,532	-	-	(10,239,033)	(9,750,501)

Recapitalization	99,586	99	(67,811)	-	-	-	(67,712)
Shares issued for cash at $3.15 per share	3,174,603	3,175	9,996,825	-	-	-	10,000,000
Shares issued for deferred services at $3.15 per share	1,000,000	1,000	3,149,000	(3,150,000)	-		-
Amortization of deferred services	-	-	-	43,750	-	-	43,750
Net loss	-	-	-		-	(17,126,398)	(17,126,398)
Balance - December 31, 2008	104,274,189	104,274	13,466,546	(3,106,250)	-	(27,365,431)	(16,900,861)

Shares issued for services at $6.62 per share	151,057	151	999,849	-	-	-	1,000,000
Shares issued for cash at $8.00 per share	1,437,500	1,438	11,498,562	-	-	-	11,500,000
Shares issued for services at $8.00 per share	9,467	9	51,397	-	-	-	51,406
Shares issued for purchased research and development at $8.00 per share	357,143	357	2,856,787	-	-	-	2,857,144
Amortization of deferred services	-	-	-	1,575,000	-	-	1,575,000
Fair value of options and warrants issued	-	-	760,356	-	-	-	760,356
Derivative liability	-	-	(7,500,000)	-	-	-	(7,500,000)
Loss attributable to non controlling interest	-	-	-	-	(5,643,869)	-	(5,643,869)
Net loss	-	-	-	-	-	(31,494,838)	(31,494,838)
Balance - December 31, 2009	106,229,356	$106,229	$22,133,497	$(1,531,250)	$(5,643,869)	$(58,860,269)	$(43,795,662)

See the accompanying notes to the financial statements.

PetroAlgae Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the
			Period From
			September 22,
			2006
			(Inception)
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(31,494,838)	$(17,126,398)	$(58,860,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributable to non controlling interest	(5,643,869)	-	(5,643,869)
Amortization of license agreement	-	-	758,917
Common shares issued for services	3,225,762	43,750	3,269,512
Common shares issued for purchased research and development	3,018,144	-	3,018,144
Expenses paid and interest added to note payable - related party	2,723,313	2,558,191	9,089,556
Depreciation	1,137,733	268,691	1,462,240
Net liabilities related to recapitalization	-	(67,712)	(67,712)
(Increase) in prepaid expenses	(19,056)	(103,933)	(129,333)
Increase (decrease) in deposits	(10,902)	2,700	(15,902)
Increase (decrease) in accounts payable	(575,297)	712,384	467,988
Increase (decrease) in accrued liabilities	(158,448)	1,863,064	1,977,672
Increase in deferred revenue	2,800,000	-	2,800,000
Net cash (used in) operating activities	(24,997,458)	(11,849,263)	(41,873,056)

Cash flows from investing activities:
Acquisition of property and equipment	(2,240,063)	(812,660)	(3,630,775)
Net cash (used in) investing activities	(2,240,063)	(812,660)	(3,630,775)

Cash flows from financing activities:
Proceeds from notes payable - related party	10,000,000	12,894,601	28,194,601
Common shares issued for cash	11,500,000	10,000,000	21,988,532
Net cash provided by financing activities	21,500,000	22,894,601	50,183,133
Net increase in cash	(5,737,521)	10,232,678	4,679,302
Cash - beginning of period	10,416,823	184,145	-
Cash - end of period	$4,679,302	$10,416,823	$4,679,302

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non cash investing and financing activities:
Reclassification of equity to derivative liability	$7,500,000	$-	$7,500,000
Common shares issued for deferred services	$-	$3,150,000	$3,150,000

See the accompanying notes to the financial statements.

PetroAlgae Inc.

(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

On December 19, 2008, PetroTech Holdings assigned its entire interest in PetroAlgae LLC (“PA LLC”), representing approximately 81.3% of the membership interests on a fully diluted basis of PA LLC, to  Dover Glen, Inc. for no consideration. This assignment had the effect of causing Dover Glen, Inc. to cease being a shell company. As a result of the assignment, the business of PA LLC has become the sole line of business of Dover Glen, Inc. Also, on December 19, 2008, the Dover Glen, Inc. changed its name to “PetroAlgae Inc.

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

The Company is currently in the development stage.

Basis of Presentation

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations aggregating $58,860,269 since inception. In addition, the Company had a working capital deficit at December 31, 2009, of $9,800,426 and has no significant revenue generating operations.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in a competitive business environment.

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

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of the Company and its consolidated subsidiary PA, LLC of which the Company owns approximately 82% on a fully diluted basis.

All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain amounts presented in the 2008 financial statements have been reclassified to conform to current year presentation.

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

Revenue is recognized at the time the product is delivered. Provision for sales returns will be estimated based on the Company's historical return experience. Revenue will be presented net of returns.

Cash and Cash Equivalents and Cash Concentrations

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company at December 31, 2009, has approximately $4,600,000 on deposit at a single financial institution.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The carrying value of the Company’s note payable approximated its fair value based on the current market conditions for similar debt instruments.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expensed.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. Should there be an impairment the Company measures the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal from the impaired assets. There were no impairments in 2009 or 2008.

Income Taxes

The Company follows ASC 740 Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Beginning January 1, 2007, we adopted ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

PA LLC is organized as a limited liability company under the state law of Delaware. As a limited liability company that has elected to be taxed as a partnership, the Company’s earnings pass through to the members and are taxed at the member level. Accordingly, no income tax provision has been included in these financial statements for the operations related to PA LLC.

Loss Per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

Equity-Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718 Stock Compensation. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

Accounting Standards Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles  (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB ASC has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Participating Securities Granted in Share-Based Transactions

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities).  The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of the new accounting standard did not have a material effect on previously issued or current earnings per share.

Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations).  The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements.

 Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements).  The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Fair Value Measurement and Disclosure

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly FASB FSP No 157-2, Effective Date of FASB Statement No. 157), which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820 (formerly FSP 157-4,  Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities . The provisions of the new standard were effective for interim periods ending after June 15, 2009. The adoption of the new standard on April 1, 2009 did not have a material on the Company’s consolidated financial statements.

In April 2009, the Company adopted a new accounting standard included in ASC 820, (formerly FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments).  The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Derivative Instruments and Hedging Activities

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No.133). The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company’s consolidated financial statements.

Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is part of ASC 320, Investments — Debt and Equity Securities (formerly FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), and other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value.  The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

 Subsequent Events

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events  (formerly SFAS No. 165,  Subsequent Events)  is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards Not Yet Effective

Accounting for the Transfers of Financial Assets

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets,  an amendment to SFAS No.  140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have to the Company’s consolidated financial statements.

Accounting for Variable Interest Entities

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

Note 2   Property and Equipment

Property and equipment and related accumulated depreciation and amortization consist of:

	31-Dec		Estimated
	2009	2008	useful lives*
Leasehold improvements	$613,864	$365,160	5-10 years
Furniture and fixtures	81,716	22,567	3-7 years
Automobiles	62,641	32,344	2-5 years
Computer and office equipment	230,068	127,019	1-7 years
Engineering equipment	2,276,908	607,050	2-7 years
Software and networking	388,029	236,572	1-5 years
Total cost basis	$3,653,226	$1,390,712

Less accumulated depreciation and amortization	(1,416,350)	(324,507)
	$2,236,876	$1,066,205

*	All depreciation is calculated using the straight line method

Depreciation expense was $1,137,733, $268,691 and $1,462,240 for the years ended December 31, 2009 and 2008 and the period from inception to December 31, 2009.

Note 3   Notes Payable – Related Party

On July 24, 2009, the Company entered into agreements with its principle lender to restructure all of the Company’s loans. The Company, PA LLC, PetroTech Holdings Corp., and LV Administrative Services, Inc., as administrative and collateral agent for PetroTech Holdings Corp., fully executed an Omnibus Amendment, Joinder and Reaffirmation Agreement, which amended (i) the demand notes issued by PA LLC to PetroTech Holdings Corp. dated August 21, 2008, September 3, 2008, September 18, 2008 and September 25, 2008 in the aggregate principal amount of $7,222,089, (ii) the convertible demand notes issued by PA LLC to PetroTech Holdings Corp. dated April 24, 2009 and May 11, 2009 in the aggregate principal amount of $10,000,000, (iii) the demand note issued by PA LLC to Valens US SPV I, LLC in the principal amount of $417,512 dated August 8, 2008, ((iv) the promissory note dated June 12, 2008 issued by PA LLC in favor of XL Techgroup, Inc. and assigned to PetroTech Holdings Corp. in the principal amount of $25,000,000 and (v) a master security agreement dated August 21, 2008 by PA LLC in favor of LV Administrative Services, Inc. on behalf of PetroTech Holdings Corp. The Company also delivered an equity pledge agreement and a guaranty in connection with the Omnibus Amendment, Joinder and Reaffirmation Agreement. Principally, the maturity of the loans was changed to three years from this date.

Notes payable consist of the following at December 31, 2009 and 2008:

	2009	2008
Note Payable to Valens US	$417,512	$417,512
• Collateral – all assets of the Company
• Interest accrues monthly, at 12% per annum
• Note is due on July 24, 2012

Notes Payable to PetroTech Holdings Corp.
• Collateral – all assets of the Company
• Interest accrues monthly, at 12% per annum
• Notes are due on July 24, 2012	7,222,089	7,222,089

Notes Payable to PetroTech Holdings Corp.
• Collateral – all assets of the Company
• Interest accrues monthly, at 12% per annum
• Notes are due on July 24, 2012	10,000,000	-

Up to $25,000,000 collateralized note dated January 1, 2007
• collateral – all assets of the Company
• Interest payable monthly, and is drawn into note on a monthly basis at Prime + 2% (5.25% at December 31, 2009)
• Funding provided as needed.
• Note is due on July 24, 2012	17,849,495	16,921,243

Total	35,489,096	24,560,844
Less current portion	-	7,639,601
Long-term portion	$35,489,096	$16,921,243

The note agreements are collectively secured by all of the Company’s assets.

A portion of the notes payable at December 31, 2007, were held by XL TechGroup, Inc. During 2007 and 2008 the Company received funding from XL TechGroup, Inc. in the form of a note with the interest rate at prime + 2%, with the interest drawing into the note after each month. During 2007 and 2008, cash advances totaled $5,300,000 and $5,255,000, and non cash advances totaled $3,607,793 and $2,758,450. In August 2008, the note held by XL TechGroup, Inc. was acquired by PetroTech Holdings Corp, The balance of this note at December 31, 2009 and 2008, was $17,849,495 and $16,921,243. The balance of the notes are also held by PetroTech Holdings Corp. or Valens US. These entities are affiliates of the Company.

Interest charged to operations on these notes was $2,636,642, $1,248,039 and $4,328,153 during the years ended December 31, 2009 and 2008 and the period from inception to December 31, 2009.

Note 4   Leases

The Company has non-cancellable operating leases for office space that expire through 2010. In addition, XL TechGroup, Inc. currently sub leases office space to PetroAlgae Inc. on a month to month basis, at a current rate of $41,321 per month.

Rental expense for all operating leases during 2009 and 2008 was $749,890 and $436,592.

Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2009 are:
Year ending December 31, 2010	$24,011

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

During December 2008 the Company issued 1,000,000 shares of common stock for consulting services to be performed through December 2010. The shares were valued at $3.15 per share aggregating $3,150,000 based on the sale of common stock described above which approximated fair market value on the date it was agreed the shares would be issued. The $3,150,000 was recorded as deferred compensation and $1,575,000 and $43,750 was amortized during 2009 and 2008.

On January 15, 2009, PetroAlgae Inc.(the “Company”) entered into a Stock Purchase Agreement with Engineering Automation and Design Inc., a Nebraska corporation (“EAD”), pursuant to which the Company issued 151,057 shares of common stock, par value $0.001 per share, of the Company as partial consideration, in advance, for certain services relating to the design and engineering, and construction of facilities for the growth and harvesting of algae for the production of algae oil provided by a wholly-owned subsidiary of EAD to the Company’s subsidiary, PA LLC. The fair value of the shares was approximately $6.62 per share based on the trading price of the Company's common shares or $1,000,000 in the aggregate.

During August through October 2009 the Company sold 1,437,500 units consisting of one share of common stock and a warrant to purchase a share of common stock at $15.00 for a period of 5 years for $8.00 per unit ($5.43 per common share and $2.57 per warrant) or $11,500,000 as follows:

562,500 units to an affiliate
875,000 units to third parties

The units sold to the third parties included an additional 875,000 warrants exercisable at $8.00 per share for a period of 6 months and 875,000 warrants exercisable at $15.00 per share for a period of 6 months. These additional warrants expired on January 9, 2010.

The 562,500 units sold to the affiliate and 375,000 of the units sold to a third party contained share price and warrant exercise price guarantees. The purchase price of the common stock and the exercise price of the warrants will be adjusted in the event that the Company issues common stock or warrants at a price below $8.00 for common shares or a $15.00 exercise price for warrants for a period of six months from the purchase date. Because of these potential adjustments, the shares issued and the warrants are accounted for as liabilities in accordance with ASC guidance. The cash proceeds received of $7,500,000 were allocated between the common stock and the warrants and the fair values of the common stock and warrants of $5,090,625 ($5.43 per share) and $2,409,375 ($2.57 per warrant), respectively, were recorded as liabilities. For the warrants,, the Company estimated the fair value using the Black-Scholes valuation model, based on the estimated fair value of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, an expected life equal to the remaining term of the instruments and an implicit volatility of 82%. Because of the limited historical trading period of the Company’s common stock, the limited number of shares held by non-affiliates and the very small trading volume of its common stock, the fair value of the common stock was estimated at $5.43 per share based on the conversion price of the $10,000,000 note described in Note 3 and the implicit volatility of 82% was determined based on the aggregate cash proceeds received. The Company is required to re-measure the fair value of these liabilities at each reporting period. At the expiration of the six month price guarantee period, it is expected that the common stock and warrants will no longer be required to be accounted for as liablities and will be reclassified to equity.

During December 2009 the Company issued 357,143 units consisting of one share of common stock and a warrant to purchase a share of common stock at $15.00 for a period of 5 years in exchange for a 30% interest in Green Sciences Energy, LLC, a subsidiary of Congoo, LLC. The units were valued at $8.00 per unit or $2,857,144 which was the value at which the Company sold common shares and warrants during the period immediately preceding this issuances discussed above. In addition the Company issued an additional 250,000 warrants exercisable at $8.00 per share for a period of 6 months and 250,000 warrants exercisable at $15.00 per share for a period of 6 months. These additional warrants expire on June 30, 2010. The Company has used the Black-Scholes option pricing model using the following assumptions to value these 500,000 additional options:

Volatility 82%, Dividend rate 0%, risk free interest rate 0.18%

The fair value of the options of $161,000 and the fair value of the units of $2,857,144 has been charged to operations as purchased research and development.

During December 2009 the Company issued 9,467 shares of common stock valued at $51,406 for services. The shares were valued at $5.43 per share which was the fair value of the shares sold as described above.

Noncontrolling Interest and PA LLC Equity Incentive Plan

During 2007 the Company issued 5% of the Class A voting units (1,000,000 units) of PA LLC valued at $25,713 as partial consideration for a license to AzTE. AzTE has been granted anti-dilution and is entitled to 5% of the fully diluted capitalization of PA LLC. Pursuant to the non dilution clause, the Company will be required to issue AzTE an additional 172,149 units as of December  31, 2009.

PA LLC has an equity compensation plan which allows employees and consultants awards of Class B units and is limited to 14% of the total outstanding units.

PA LLC granted 3,142,071 units to various employees through unit grant agreements. The unit grants generally vest over four years of continual service. The fair value of these grants was determined by the Company as $95,402 at the grant date, and related charges of $7,385 and $12,544 were included in operating expenses at December 31, 2009, and 2008. The fair value of the unit grants was determined using the transaction that took place in 2006 where XL TechGroup, Inc. contributed $488,532 into PA LLC, and in return, received 19,000,000 units of PA LLC ($.03 per unit). As of December 31, 2009, the total unrecognized compensation cost for non-vested unit grants granted under the Plan was $48.795 which will be amortized over the remaining vesting periods. In addition to the amortization of the fair value of units, the Company also recognizes an operational expense of $.01 per unit granted to employees. This has resulted in an additional expense of $29.345 through December 31. 2009

As of December 31, 2009, non-controlling interest parties collectively owned approximately 18% of PA LLC, and have absorbed their respective portion of the loss of PA LLC. The amount of loss absorbed is $5,643,869 for the year ended December 31, 2009. Prior to January 1, 2009, minority interests absorbed $72,931 of the Company’s net losses.

Stock Options

On June 17, 2009, the Company adopted the 2009 Equity Compensation Plan. The plan is intended to provide employees, consultants and others the opportunity to receive incentive stock options. The plan is administered by the Board of Directors and is limited to 4,000,000 shares of the Company’s common stock. The exercise price shall be equal to or greater than the fair value of the underlying common stock on the date the option is granted and its term shall not exceed ten years. Awards shall not vest in full prior to the third anniversary of the award date.

On June 17 and July 16, 2009 the Company granted an aggregate of 1,072,500 and 45,000 options to purchase common shares at an exercise price of $8.50 and $8.00, respectively, per share. The options vest over a period of 4 years and expire 10 years from the grant date. The fair value of the options aggregated $4,818,000 and was calculated using the following assumptions – term 10 years, risk free interest rate 3.31% volatility 82%, and dividend yield 0%. The fair value will be charged to operations over the vesting period commencing on July 1, 2009. During the year ended December 31, 2009, $600,000 was charged to operations related to these options.

A summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value
Balance at December 31, 2008	—	—	—
Granted June 17, 2009	1,072,500	$8.50	$4.18
Granted July 16, 2009	45,000	$8.00	$4.21
Exercised/Forfeited	—	$—	$—
Balance at December 31, 2009	1,117,500	$8.50	$4.18

The following table summarizes information about fixed-price stock options at December 31, 2009:

	Outstanding
Exercise Prices	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$8-8.50	1,117,500	10 years	$8.48

None of the outstanding options are exercisable at December 31, 2009.

As of December 31, 2009, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0.00 and the aggregate intrinsic value of currently exercisable stock options was approximately $0.00.  The Intrinsic value of each option share is the difference between the fair market value of the common stock of $8.00 and the exercise price of such option share to the extent it is “in-the-money”.  Aggregate Intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the price at which the Company has been selling common shares during 2009.  There were no in-the-money options outstanding and exercisable as of December 31, 2009.

The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008, was $0.00 and $0.00, respectively.  Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options.  The total cash proceeds received from the exercise of stock options was $0.00 and $0.00 for the years ended December 31, 2009 and 2008, respectively.

The total fair value of options granted during the years ended December 31, 2009 and 2008 was $4,818,000 and $0.00, respectively.  The total fair value of option shares vested during the years ended December 31, 2009 and 2008 was $0.00 and $0.00.

Note 6   Licenses for Intellectual Property

During 2007, a minority member of PA LLC contributed licensed intellectual property to PA LLC. In exchange for the licensed intellectual property, the member accepted an ownership interest of 1,000,000 Class A Units (see Note 5), $1,550,000 in cash, $500,000 in cash upon the initial commercial sale of licensed products, a future stream of royalty payments of 3.5% (subject to certain minimums) of net sales derived from the licensed products and 7% of certain other sales, collectively fair valued at $2,334,629 on the transaction date. The Company is unable to determine at this time if it will be able to commercially utilize the intellectual property and has recorded research and development expense during the year ended December 31, 2007,for the entire fair value of $2,334,629. As a result of this transaction, the Company recorded a long-term liability and realized research and development expense aggregating $758,917 related to the present value of the estimated minimum future payments, which is included in the fair value above.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are no longer subject to U.S. federal tax examinations for fiscal years prior to 2005, and we are not subject to audits prior to the 2005 fiscal year for the state jurisdiction. The Company has received an initial payment of $2,800,000 during December 2009 and recorded the payment as deferred revenue. The balance was received during January 2010.

Note 7   Retirement Plan

Employees of PA LLC can take advantage of the 401k retirement plan where if they contribute a percentage of their gross pay toward a 401k plan, PA LLC will match the contribution. The contribution is matched up to 4%. Matching contributions were $220,263 and $97,228 during 2009 and 2008.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2009 and 2008. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
0%

As of December 31, 2009, the Company has a net operating loss carry forward of approximately $32,000,000. This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2029. The deferred tax asset of approximately $11,000,000 relating to the operating loss carry forward has been fully reserved at December 31, 2009. The increase in the valuation allowance related to the deferred tax asset was approximately $6,000,000 during 2009. The principal difference between the accumulated deficit for income tax purposes and the accumulated deficit for financial reporting purposes results from the losses of PA LLC whose tax returns are not consolidated with those of Petro Algae, Inc.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are no longer subject to U.S. federal tax examinations for fiscal years prior to 2005, and we are not subject to audits prior to the 2005 fiscal year for the state jurisdiction.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are no longer subject to U.S. federal tax examinations for fiscal years prior to 2005, and we are not subject to audits prior to the 2005 fiscal year for the state jurisdiction.

Note 9   Related Party Transactions

During 2008 and the period from inception to December 31, 2009, the Company paid XL TechGroup, Inc. an aggregate of $1,699,047 and $3,023,739 as reimbursement for general and administrative expenses and $467,607 and $1,130,975 as reimbursement for research and development expenses.

The Company currently sub leases office space from XL TechGroup, Inc. on a month to month basis at a rate of $41,321 per month.

Note 10   Subsequent Events

From February 6, 2010 to March 1, 2010, the Company sold 331,250 units consisting of one share of common stock and a warrant to purchase a share of common stock at $15.00 for a period of 5 years for $8.00 per unit ($5.43 per common share and $2.57 per warrant) or $2,650,000 as follows:

312,500 units to affiliates
  18,750 units to third parties

The 312,500 units sold to the affiliate contained share price and warrant exercise price guarantees. The purchase price of the common stock and the exercise price of the warrants will be adjusted in the event that the Company issues common stock or warrants at a price below $8.00 for common shares or a $15.00 exercise price for warrants for a period of six months from the purchase date. Because of these potential adjustments, the shares issued and the warrants will be accounted for as derivative instrument liabilities in accordance with ASC guidance. The cash proceeds received of $2,500,000 will be allocated between the common stock and the warrants and the fair values of the common stock and warrants of $1,696,875 ($5.43 per share) and $803,125 ($2.57 per warrant), respectively, will be recorded as derivative instrument liabilities. For the warrants,, the Company estimated the fair value using the Black-Scholes valuation model, based on the estimated fair value of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, an expected life equal to the remaining term of the instruments and an implicit volatility of 82%. Because of the limited historical trading period of the Company’s common stock, the limited number of shares held by non-affiliates and the very small trading volume of its common stock, the fair value of the common stock was estimated at $5.43 per share based on the conversion price of the $10,000,000 note described in Note 3 and the implicit volatility of 82% was determined based on the aggregate cash proceeds received. The Company is required to re-measure the fair value of these derivative instrument liabilities at each reporting period. At the expiration of the six month price guarantee period, it is expected that the common stock and warrants will no longer be required to be accounted for as derivative instruments and will be reclassified to equity.

During February 2010, 106,126 common shares which had previously been issued for services were returned the Company and retired.

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

As of the end of the Company’s 2009 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control over Financial Reporting — Guidance for Smaller Public Companies” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 was effective, although management did identify certain significant deficiencies.

The SEC has defined “significant deficiency” as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. In this regard, we continue to have a small number of accounting and financial personnel with fairly limited redundancies which redundancies could be considered necessary to adequately support our financial reporting requirements. This deficiency is due to our small size and limited operating history. During fiscal 2010, as we continue to implement our business plan, we expect to increase our accounting resources to augment our financial reporting requirements.

We understand that remediation of deficiencies in internal controls is a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary. As of the date of this report, our management believes that the implementation of our business plan and the concomitant increase in our accounting and financial resources will remediate any deficiency in internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following identifies each of the directors and executive officers of PetroAlgae Inc.

Name	Age	Positions
John S. Scott	59	Director, Chairman of the Board

Isaac D. Szpilzinger	62	Director

Sayan Navaratnam	35	Director

David Szostak	55	President, Secretary and Treasurer

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

Sayan Navaratnam has been a Director of the Company since December 16, 2008. Since March 1, 2009, Mr. Navaratnam has been a Senior Managing Director of Laurus Capital Management, LLC and a Senior Managing Director of Valens Capital Management, LLC, entities affiliated with our principal shareholder. Since 2004, he has been the Chairman of Creative Vistas, Inc. (CVAS). From 2000 to 2003, Mr. Navaratnam was the Chief Operating Officer of ASPRO Technologies Ltd. From 1997 to 2000, he was the Chief Executive Officer of Satellite Communications Inc., and its research arm Satellite Advanced Technologies. Mr. Navaratnam currently serves on the board of a number of privately-held and publically held companies including AC Technical Systems, Iview Digital Video Solutions, Cygnal Technologies, White Radio, and Thinkpath. Mr. Navaratnam graduated from the University of Toronto with an Honours Double Specialist degree in economics and political science.

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

The following identifies the directors and significant employees of PA LLC.

Name	Age	Positions
John S. Scott	59	Director, Chairman of the Board

Isaac D. Szpilzinger	62	Director

Sayan Navaratnam	35	Director

Ottmar Dippold	67	Chief Executive Officer

David Szostak	55	Chief Financial Officer

Jim McCreary	51	Chief Operating Officer

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

The following tables set forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as PA LLC’s principal executive officers during the last three completed fiscal years, and all non-cash compensation awarded to those same individuals as of December 31, 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Company Stock Awards	Total Compensation

Ottmar Dippold,	2007	$210,000	—	—	$210,000
Chief Executive Officer	2008	$233,077	$68,900	—	$301,977
	2009	$258,615	—	—	$258,615

Jim McCreary,	2007	$200,000	—	—	$200,000
Chief Operating Officer	2008	$200,000	$53,000	—	$253,000
	2009	$215,358	—	—	$215,358

David Szostak,	2007	$300,000	—	—	$300,000
Chief Financial Officer	2008	$271,154	$59,625	—	$330,779
	2009	$210,721	—	—	$210,716

John Scott,	2007	$500,000	—	—	$500,021
Chairman of the Board	2008	$451,923	$99,375	—	$551,298
	2009	$445,673	—	—	$445,673

Equity Awards in PA LLC

The following table sets forth information with respect to equity awards in PA LLC held by PA LLC’s principal executive officers at December 31, 2009.

Name	Unvested Units	Vested Units (2)	Total Unit Awards (1)
Ottmar Dippold	104,718	314,152	418,870
Jim McCreary	140,000	—	140,000
David Szostak	270,000	—	270,000
John Scott	800,000	—	800,000

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

The following table shows the number and percentage of shares of the Company’s common stock owned of record and beneficially by each director and each officer of the Company, and by each person beneficially owning more than five (5%) percent of any class of the common stock, as of December 31, 2009. Except as otherwise noted, the address of the referenced individual is c/o PetroAlgae Inc., 1901 S. Harbor City Boulevard, Suite 300, Melbourne, FL 32901.

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
5% Holders
PetroTech Holdings Corp. (1)
c/o Laurus Capital Management, LLC
335 Madison Avenue
10th Floor
New York, New York 10017	Common Stock	100,000,000	95.7%
Officers and Directors
Sayan Navaratnam (2)	Common Stock	1,000,000	0.92%
John Scott (2)	Common Stock	—	—
Isaac Szpilzinger (2)	Common Stock	—	—
David Szostak (3)	Common Stock	—	—

All Directors and Officers as a Group (4 persons)	Common Stock	101,000,000	0.96%

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

(2)	Indicates director.

(3)	Indicates officer.

(4)	The percentage of common stock is calculated based upon 106,229,356 shares issued and outstanding as of December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

3.           Issuance of Shares to Entities Affiliated with Principal Shareholder

On March 1, 2010, and October 9, September 29, September 14, September 4, and August 28, 2009, in private placement transactions exempt from the registration requirements of the Securities Act pursuant to the exemption afforded by Section 4(2) thereof and/or Regulation D promulgated there under, PetroAlgae issued and sold, in the aggregate, (i) [480,375] shares of common stock to Valens U.S. SPV I, LLC  for the purchase price of $8.00 per share, and warrants to purchase [480,375] shares of PetroAlgae’s common stock at an exercise price of $15.00 per share and (ii) [394,625] shares of common stock to Valens Offshore SPV I, Ltd. for the purchase price of $8.00 per share, and warrants to purchase [394,625] shares of PetroAlgae’s common stock at an exercise price of $15.00 per share.  The Company used the proceeds of these private placements to fund the working capital needs of PA LLC.

4.           Support Agreement

The Company intends to enter into a Support Agreement with Valens Capital Management, LLC ("VCM") that would provide a framework by which the Company would benefit from the expertise, knowledge, and experience of VCM, and in particular, certain of its executives. VCM is part of the group of entities that controls PetroTech Holdings Corp.

5.           Sharing Agreement

PetroTech Holdings Corp. ("PetroTech") and XL TechGroup are parties to a letter agreement, dated August 15, 2008, whereby PetroTech agreed it would pay XL TechGroup fifteen percent (15%) of dividend or distribution amounts that would otherwise be paid to holders of common stock of PetroTech following the payment of (a) the full amount of any PetroTech preferred stock liquidation preference and all accrued dividends thereon and (b) the aggregate amount of all liabilities of PetroTech owing to Laurus Master Fund, Ltd., Valens Offshore SPV I, Ltd., Valens U.S. SPV I, LLC, Valens U.S. SPV I, Ltd., PSource Structured Debt Limited and all of their respective subsidiaries and affiliates (collectively, the “Lenders”) and/or to any other person or entity (which amounts in (a) and (b) are limited, in the aggregate, to 104,822,963.25), plus the amount of debt or equity financing provided to DX Tech, LLC and and PA LLC by the Lenders or any other entity in development of DX Tech, LLC’s and/or PA LLC’s respective businesses.

6.           Director Independence

None of our directors are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by Stark Winter Schenkein & Co., LLP for the audit of the Company’s annual financial statements for the year ended December 31, 2008, and fees billed for other services rendered by Stark Winter Schenkein & Co., LLP during 2008 and 2009.

	2009	2008
Audit fees (1)	$19,700	$30,000
Audit-related fees(2)	$0	$0
Tax fees(3)	$0	$0
All other fees(4)	$0	$0
Total	$19,700	$30,000

(1)	Audit fees were principally for audit work performed on the consolidated financial statements and internal control over financial reporting, as well as statutory audits.

(2)	Stark Winter Schenkein & Co., LLP did not provide any “audit related services” during the period.

(3)	Stark Winter Schenkein & Co., LLP did not provide any “tax services” during the period.

(4)	Stark Winter Schenkein & Co., LLP did not provide any “other services” during the period.

The following table presents fees for professional services rendered by Kingery & Crouse, PA for the audit of the Company’s annual financial statements for the year ended December 31, 2009 and fees billed for other services rendered by Kingery & Crouse, PA during that period.

2009
Audit fees (1)	$31,000
Audit-related fees(2)	$0
Tax fees(3)	$0
All other fees(4)	$0
Total	$31,000

(1)	Audit fees were principally for audit work performed on the consolidated financial statements and internal control over financial reporting, as well as statutory audits.

(2)	Kingery & Crouse, PA did not provide any “audit related services” during the period.

(3)	Kingery & Crouse, PA did not provide any “tax services” during the period.

(4)	Kingery & Crouse, PA did not provide any “other services” during the period.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements. The following consolidated financial statements, related notes, report of independent registered public accounting firm and supplementary data are incorporated by reference into Item 8 of Part II of this 2009 Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statements of Changes in Stockholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

15(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or because the information is provided elsewhere in the financial statements.

15(a)(3) Exhibits. These exhibits are available upon request. Requests should be directed to the Investor Relations Department at PetroAlgae Inc., 1901 S. Harbor City Blvd., Suite 300, Melbourne, FL 32901, telephone:  321-409-7500, email:  investorrelations@petroalgae.com. The exhibit numbers preceded by an asterisk (*) indicate exhibits physically filed with this 2009 Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit number 10.1 is the sole management contract or compensatory plan or arrangement filed as an exhibit to this 2009 Form 10-K.

3.1	Restated Certificate of Incorporation of PetroAlgae Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s annual report on Form 10-K, filed March 31, 2009)

3.2	Bylaws of PetroAlgae Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K, filed March 31, 2009)

*4.1	Warrant, dated March 1, 2010, with Valens Offshore SPV Ltd.

*4.2	Warrant, dated March 1, 2010, with Valens U.S. SPV I, LLC

*4.3	Warrant, dated December 24, 2009, with Green Science Energy LLC

4.4	Warrant, dated October 9, 2009, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.5	Warrant, dated October 9, 2009, with Valens Offshore SPV Ltd. (incorporated by reference to Exhibit 10.8 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.6	Warrant, dated October 9, 2009, with Green Alternative Energy USA, LLC (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q, filed November 15, 2009)

4.7	Warrant, dated September 29, 2009, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.10 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.8	Warrant, dated September 29, 2009, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 10.12 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.9	Warrant, dated September 14, 2009, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.14 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.10	Warrant, dated September 14, 2009, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 10.16 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.11	Warrant, dated September 4, 2009, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.18 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.12	Warrant, dated September 4, 2009, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 10.20 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.13	Warrant, dated August 28, 2009, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.22 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.14	Warrant, dated August 28, 2009, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 10.24 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

10.1	2009 Equity Compensation Plan (incorporated by reference to Exhibit 4 of the registrant’s registration on Form S-8 filed with the Securities and Exchange Commission on June 17, 2009)

*10.2	Securities Purchase Agreement, dated March 1, 2010, with Valens U.S. SPV I, LLC

*10.3	Securities Purchase Agreement, dated March 1, 2010, with Valens Offshore SPV I, Ltd.

*10.4	Securities Issuance Agreement, dated December 24, 2009, with Green Science Energy LLC

*10.5	Master License Agreement, dated December 24, 2009, between PA LLC and Congoo, LLC

*10.6	Option Agreement, dated December 24, 2009, between PA LLC and Congoo, LLC

10.7	Securities Purchase Agreement, dated October 19, 2009, with UBS AG (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

10.8
Securities Purchase Agreement, dated October 9, 2009, with Green Alternative Energy USA, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

10.9	Securities Purchase Agreement, dated October 9, 2009, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

10.10
Securities Purchase Agreement, dated October 9, 2009, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

10.11
Securities Purchase Agreement, dated September 29, 2009, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.9 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

10.12
Securities Purchase Agreement, dated September 29, 2009, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 10.11 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

10.13
Securities Purchase Agreement, dated September 14, 2009, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.13 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

10.14
Securities Purchase Agreement, dated September 14, 2009, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 10.15 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

10.15
Securities Purchase Agreement, dated September 4, 2009, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.17 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

10.16
Securities Purchase Agreement, dated September 4, 2009, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 10.19 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

10.17
Securities Purchase Agreement, dated August 28, 2009, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.21 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

10.18
Amended and Restated Master Security Agreement, dated July 28, 2009, among PA LLC and PetroAlgae Inc. in favor of LV Administrative Services, Inc. for the benefit of PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.19
Joinder Agreement, dated July 28, 2009, by PetroAlgae Inc. and PA LLC and delivered to LV Administrative Services, Inc., as administrative and collateral agent for PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.20
Equity Pledge Agreement, dated July 28, 2009, among PetroAlgae Inc. and LV Administrative Services, Inc., as administrative and collateral agent for PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.21	PetroAlgae Inc. Guaranty, dated July 28, 2009 (incorporated by reference to Exhibit 10.8 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.22
Omnibus Amendment, Joinder and Reaffirmation Agreement, dated July 28, 2009, among PetroAlgae Inc., PA LLC and LV Administrative Services, as administrative and collateral agent for Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.9 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.23
Second Amended and Restated Term Note, dated July 28, 2009, in the principal amount of $417,511.92, issued by PA LLC to Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.10 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.24
Amended and Restated Master Security Agreement, dated July 28, 2009, among PA LLC and PetroAlgae Inc. in favor of LV Administrative Services, Inc. for the benefit of Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.11 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.25
Joinder Agreement, dated July 28, 2009, by PetroAlgae Inc., PA LLC and PetroTech Holdings Corp. and delivered to LV Administrative Services, Inc., as administrative and collateral agent for Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.12 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.26
Second Amended and Restated Secured Term Note, dated July 28, 2009, in the principal amount of $7,222,089, issued by PA LLC to PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.27
Omnibus Amendment, Joinder and Reaffirmation Agreement, dated July 28, 2009, by and among PetroAlgae Inc., PA LLC and LV Administrative Services, Inc., as administrative and collateral agent for PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.28
Amended and Restated Secured Convertible Note, dated July 28, 2009, in the principal amount of $10,000,000, issued by PA LLC to PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.29	Letter Agreement, dated May 12, 2009, with PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q, filed May 15, 2009)

10.30
Amendment One to Master License Agreement, dated April 30, 2009, by and between PA LLC and GTB Power Enterprise, Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q, filed May 15, 2009)

10.31
Side Letter to Master License Agreement, dated March 5, 2009, between PA LLC and GTB Power Enterprise, Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q, filed May 15, 2009)

10.32
Master License Agreement, dated March 5, 2009, by and between PA LLC and GTB Power Enterprise, Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q, filed May 15, 2009)

10.33
Stock Purchase Agreement, dated January 15, 2009, between PetroAlgae Inc. and Engineering Automation and Design, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q, filed May 15, 2009)

10.34
Demand Note, dated December 26, 2008, in the principal amount of $10,000,000, issued by PA LLC to PetroAlgae Inc. (incorporated by reference to Exhibit 10 to the registrant’s current report on Form 8-K, filed January 6, 2009)

10.35
Consulting Agreement, dated December 19, 2008, between PetroAlgae Inc. and Nationwide Solutions Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K, filed December 29, 2008)

10.36
Substitute Membership Agreement, dated December 19, 2008, between PetroTech Holdings Corp. and PetroAlgae Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K, filed December 29, 2008)

10.37
Consent Agreement, dated September 24, 2008, made by Arizona Sciences and Technology Enterprises, LLC (incorporated by reference to Exhibit 10.7 to the registrant’s annual report on Form 10-K, filed March 31, 2009)

10.38
License Agreement, dated September 18, 2008, by and between Arizona Sciences and Technology Enterprises, LLC and PA LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K, filed March 31, 2009)

10.39
Consent Agreement, dated August 14, 2008, by and among Arizona Sciences and Technology Enterprises, LLC, PA LLC, LV Administrative Services, Inc. and PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K, filed December 29, 2008)

10.40
Promissory Note, dated June 12, 2008, in the principal amount of $25,000,000, issued by PA LLC to XL TechGroup, Inc. and assigned to PetroTech Holdings Corp., as amended by the Omnibus Amendment, Joinder and Reaffirmation Agreement, dated July 28, 2009, by and among PetroAlgae Inc., PA LLC and LV Administrative Services, Inc., as administrative and collateral agent for PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.45
Amended and Restated Limited Liability Company Agreement of PA LLC, dated February 16, 2007 (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K, filed December 29, 2008)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s annual report on Form 10-K, filed March 31, 2009)

*21	Subsidiary of the Registrant

*31.1	Rule 13a-14(a) Certification by the Principal Executive Officer

*31.2	Rule 13a-14(a) Certification by the Principal Financial Officer

*32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.1	Letter Agreement, date August 15, 2008, between PetroTech Holdings Corp. and XL TechGroup, Inc.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROALGAE INC.

By:	/s/ David Szostak
Name:	David Szostak
Title:	President
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ John Scott	Chairman of the Board	March 31, 2010
John Scott

/s/ Isaac Szpilzinger	Director	March 31, 2010
Isaac Szpilzinger

/s/ Sayan Navaratnam	Director	March 31, 2010
Sayan Navaratnam