Form 10-Q
period 2010-03-31
PetroAlgae Inc.
filed 2010-05-17
CIK 927472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock as of May 13, 2010 was 106,829,480 shares of common stock, all of one class.

PETROALGAE INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2010*	December 31, 2009**
ASSETS
Current assets:
Cash	$190,677	$4,679,302
Restricted Cash	2,000,000	—
Prepaid expenses	96,900	129,333

Total current assets	2,287,577	4,808,635

Property and equipment	4,034,088	3,653,225
Accumulated depreciation	(1,675,055)	(1,416,350)

Net property and equipment	2,359,033	2,236,875

Long-term deposits	5,200	5,200

Total assets	$4,651,810	$7,050,710

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable	$727,738	$536,328
Accrued expenses	1,769,318	1,617,191
Accrued expenses - related party	2,677,175	2,144,840
Derivative liability	7,500,000	7,500,000
Deferred revenue	3,500,000	2,800,000

Total current liabilities	16,174,231	14,598,359

Note payable - related party	35,724,396	35,489,096
Other long term liabilities	758,917	758,917

Total liabilities	52,657,544	50,846,372

Commitments and Contingencies

Stockholders (deficit):
Preferred stock - $.001 par value, 25,000,000 shares authorized, no shares issued or outstanding, 10,000,000 shares designated as Series B	—	—
Common stock - $.001 par value, 300,000,000 shares authorized, 106,454,480 and 106,229,356 shares issued and outstanding	106,454	106,229
Paid in capital	25,163,272	22,133,497
Deferred compensation	(1,137,500)	(1,531,250)
Deficit accumulated during the development stage	(65,260,814)	(58,860,269)

	(41,128,588)	(38,151,793)
Non-controlling interest	(6,877,146)	(5,643,869)

Total stockholders’ (deficit) equity	(48,005,734)	(43,795,662)

Total liabilities and stockholders’ (deficit) equity	$4,651,810	$7,050,710

*	Unaudited
**	From audited financial statements

See the accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		For the Period From September 22, 2006 (Inception) Through March 31, 2010
	March 31, 2010	March 31, 2009

Revenue	$500,000	$—	$500,000

Costs and expenses:
General and administrative	2,300,203	2,952,100	19,886,293
General and administrative - related party	—	—	3,023,739
Research and development	5,064,230	4,548,958	40,554,199
Research and development - related party	—	—	1,130,975
Purchased research and development	—	—	3,018,144
Interest expense - related party	769,389	452,326	5,097,541

Total costs and expenses	8,133,822	7,953,384	72,710,891

Net loss before non-controlling interest	(7,633,822)	(7,953,384)	(72,210,891)

Non-controlling interest	1,233,277	1,162,805	6,950,077

Net loss	$(6,400,545)	$(6,790,579)	$(65,260,814)

Basic and diluted common shares outstanding	106,275,826	104,412,452

Basic and diluted loss per share	$(0.06)	$(0.07)

See the accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended		For the Period From September 22, 2006 (Inception) Through March 31, 2010
	March 31, 2010	March 31, 2009
Operating Activities:
Net cash (used in) operating activities	$(6,757,761)	$(5,813,574)	$(48,630,817)

Investing Activities:
Cash flows from investing activities:
Acquisition of property and equipment	(380,864)	(1,011,542)	(4,011,639)

Net cash (used in) investing activities	(380,864)	(1,011,542)	(4,011,639)

Financing Activities:

Cash flows from financing activities:
Proceeds from notes payable - related party	—	—	28,194,601
Common shares issued for cash	2,650,000	—	24,638,532

Net cash provided by financing activities	2,650,000	—	52,833,133

Net decrease in cash	(4,488,625)	(6,825,116)	190,677
Cash - beginning of period	4,679,302	10,416,823	—

Cash - end of period	$190,677	$3,591,707	$190,677

Non-cash Transactions:

Reclassification of equity to derivative liability	$2,500,000	$—	$10,000,000

Reclassification of derivative liability to equity	$2,500,000		2,500,000
Common shares issued for deferred services	$—	$—	$3,150,000

See the accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2010

(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and Rule 8.03 of Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2009 and 2008, and for the years then ended and the period from inception to December 31, 2009, included in the Company’s Form 10-K.

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

Organization

PA LLC was formed on September 22, 2006 as a Delaware limited liability company to develop technologies to economically grow, harvest and process micro-crops. The Company’s primary business model is to license this technology to large customers who will commercially produce this biomass, which in turn is processed into two co-products 1) renewable fuel feedstock and 2) protein for animal feed and potentially as a human supplement.

On December 16, 2008, Corporate Services International, a Delaware corporation, sold 9,000,000 shares of Series B preferred stock of PetroAlgae Inc. (then known by its prior name “Dover Glen, Inc.”) (the “Company”) and 10,000,000 shares of common stock of the Company to PetroTech Holdings Corp., a Delaware corporation (“PetroTech Holdings”), for $350,000 in a private placement transaction. On December 16, 2008, PetroTech Holdings submitted a conversion notice to the Company for its 9,000,000 shares of Series B preferred stock. Each share of Series B preferred stock of the Company converted into 10 shares of common stock of the Company. As a result of the acquisition of shares and subsequent conversion, PetroTech Holdings became the owner of 100,000,000 shares of common stock of the Company, which, as of December 16, 2008, represented 99.9% of the total issued and outstanding common stock of the Company.

On December 19, 2008, PetroTech Holdings assigned its entire interest in PA LLC (formerly PetroAlgae LLC), representing approximately 81.3% of the membership interests on a fully diluted basis of PA LLC, to the Company for no consideration. This assignment had the effect of causing the Company to cease being a shell company. As a result of the assignment, the business of PA LLC has become the sole line of business of the Company.

As the former members of PA LLC controlled the Company after the transaction, the merger was accounted for as a reverse acquisition under which, for accounting purposes, PA LLC is deemed to be the acquirer and the Company, the legal acquirer, is deemed to be the acquired entity. No goodwill was recognized as PetroAlgae Inc. was a “shell” company. The former shareholders of the Company retained an aggregate of 99,586 shares of common stock. The excess of the liabilities assumed over the assets received at the acquisition date of $67,712 has been reclassified as a reduction to equity.

The Company is currently in the development stage.

Basis of Reporting

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited)

The Company has experienced significant losses from operations aggregating $65,260,814 since inception. In addition, the Company had a working capital deficit at March 31, 2010, of $13,886,654 and has no significant revenue generating operations.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, attract equity investors, and attain profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in a competitive business environment. Failure to secure additional financing or to raise additional equity capital and to establish a revenue base may result in the Company depleting its available funds and not being able to pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of the Company and its consolidated subsidiary PA LLC. As of March 31, 2010, the Company owns approximately 82.22% of the membership interests on a fully diluted basis of PA LLC.

All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain amounts presented in the 2009 financial statements have been reclassified to conform to current year presentation.

Loss Per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents are not considered as their effect would be anti-dilutive.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited)

Note 2 Property and Equipment

Property and equipment and related accumulated depreciation and amortization at March 31, 2010, consist of:

Leasehold improvements	$586,853
Furniture and fixtures	81,716
Automobiles	62,641
Computer and office equipment	225,520
Demonstration system and engineering equipment	2,675,988
Software and networking	401,370

Total cost basis	4,034,088
Less accumulated depreciation and amortization	(1,675,055)

Total Property and Equipment	$2,359,033

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited)

Note 3 Notes Payable – Related Party

On July 24, 2009, the Company entered into agreements with Velens US and PetroTech Holdings Corp. to extend the maturity of all of the Company’s loans to July 24, 2012.

Notes payable consist of the following at March 31, 2010:

Note Payable to Valens US	$417,512
• Interest accrues monthly, at 12% per annum
• Note is due on July 24, 2012

Notes Payable to PetroTech Holdings Corp.
• Interest accrues monthly, at 12% per annum
• Notes are due on July 24, 2012	17,222,089

Note Payable to PetroTech Holdings Corp.
• Interest payable monthly, and is drawn into note on a monthly basis at Prime + 2% (5.25% at December 31, 2009)	18,084,795
• Note is due on July 24, 2012

Notes Payable – Related Party	$35,724,396

The notes are collectively secured by all of the Company’s assets.

The $18,084,795 note payable was funded in 2007 and 2008 by XL TechGroup, Inc. In August 2008, the note held by XL TechGroup, Inc. was acquired by PetroTech Holdings Corp. The balance of this note at December 31, 2009, was $17,849,495. At March 31, 2010, the note permits additional draws by the Company only to fund interest that accrued in the prior month. The maximum balance of this note is limited to $25,000,000.

Interest charged to operations on these notes was $769,389, $452,326 and $5,097,541 during the periods ended March 31, 2010 and 2009, and the period from September 22, 2006 (inception) to March 31, 2010.

Note 4 Stockholders’ (Deficit) Equity

As of March 31, 2010, the Company has authorized 300,000,000 shares of common stock and 25,000,000 shares of preferred stock, both classes having a $0.001 par value. Of the authorized preferred stock, 10,000,000 shares are designated as series B. Each share of series B preferred stock is entitled to 10 votes on all matters voted on and is convertible into 10 shares of common stock at the option of the holder.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited)

At September 22, 2006 (inception), the Company issued 100,000,000 shares of common stock in exchange for cash of $488,532.

During December 2008, the Company issued 3,174,603 shares of common stock for cash of $3.15 per share aggregating $10,000,000 in a private placement.

During December 2008, the Company issued 1,000,000 shares of common stock for consulting services to be performed through December 2010. The shares were valued at $3.15 per share aggregating $3,150,000, which approximated fair market value on the date it was agreed the shares would be issued. The $3,150,000 was recorded as deferred compensation, and $393,750, $1,575,000 and $43,750 was amortized during the first quarter of 2010, 2009 and 2008, respectively.

On January 15, 2009, the Company entered into a Stock Purchase Agreement with Engineering Automation and Design Inc., a Nebraska corporation (“EAD”), pursuant to which the Company issued 151,057 shares of common stock, par value $0.001 per share, of the Company as advance payment for certain planned services relating to the design and engineering and construction of facilities for the growth and harvesting of algae for the production of algae oil provided by a wholly-owned subsidiary of EAD to the Company’s subsidiary, PA LLC. The fair value of the shares was approximately $6.62 per share or $1,000,000 in the aggregate. During February 2010, 106,126 of these shares were returned to the Company and cancelled because the extent of EAD’s services to the Company was reduced.

During August through October 2009, the Company sold 1,437,500 units (consisting of one share of common stock and a warrant to purchase a share of common stock at $15.00 for a period of 5 years) for $8.00 per unit ($5.43 per common share and $2.57 per warrant) or $11,500,000 as follows:

•	562,500 units to an affiliate

•	875,000 units to third parties

The units sold to third parties included an additional 875,000 warrants exercisable at $8.00 per share for a period of 6 months and 875,000 warrants exercisable at $15.00 per share for a period of 6 months. These additional warrants expired in the first quarter of 2010 without being exercised.

The 562,500 units sold to the affiliate and 375,000 out of the 875,000 units sold to a third party contained share price and warrant exercise price guarantees. The purchase price of the common stock and the exercise price of the warrants will be adjusted in the event that the Company issues common stock or warrants at a price below $8.00 for common shares or a $15.00 exercise price for warrants for a period of six months from the purchase date. Because of these potential adjustments, the shares issued and the warrants are accounted for as derivative instrument liabilities in accordance with ASC guidance. The $7,500,000 of cash proceeds received were allocated between the common stock and the warrants and the fair values of the common stock and warrants of $5,090,625 ($5.43 per share) and $2,409,375 ($2.57 per warrant), respectively, were recorded as derivative instrument liabilities. For the warrants, the Company estimated the fair value using the Black-Scholes valuation model, based on the estimated fair value of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, an expected life equal to the remaining term of the instruments and an implicit volatility of 82%. Because of the limited historical trading period of the Company’s common stock, the limited number of shares held by non-affiliates and the very small trading volume of its common stock, the fair value of the common stock was estimated at $5.43 per share based on the conversion price of outstanding shares to a $10,000,000 note that was completed in 2009, and the implicit volatility of 82% was determined based on the aggregate cash proceeds received. The Company is required to re-measure the fair value of these derivative instrument liabilities at each reporting period. At the expiration of the six month price guarantee period, it is expected that the common stock and warrants will no longer be required to be accounted for as derivative instruments and will be reclassified to equity. During the three months ending March 31, 2010, $2,500,000 was reclassified to equity.

During December 2009, the Company issued 357,143 units, each consisting of one share of common stock and a warrant to purchase a share of common stock at $15.00 for a period of 5 years, in exchange for a 30% interest in a start up entity.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited)

The units were valued at $8.00 per unit, or $2,857,144 in the aggregate, which was the value at which the Company sold common shares and warrants during the period immediately preceding the issuances discussed above. In addition the Company issued an additional 250,000 warrants exercisable at $8.00 per share for a period of 6 months and 250,000 warrants exercisable at $15.00 per share for a period of 6 months. These additional warrants expire on June 30, 2010. The Company has used the Black-Scholes pricing model using the following assumptions to value these 500,000 additional warrants:

Volatility 82%, Dividend rate 0%, risk free interest rate 0.18%

The fair value of the options of $161,000 and the fair value of the units of $2,857,144 has been charged to operations as purchased research and development.

During December 2009, the Company issued 9,467 shares of common stock in exchange for services. The shares had a stated value of $8.00 per share and were valued for accounting purposes at $51,406 ($5.43 per share).

From January 1, 2010 to March 31, 2010, the Company sold 331,250 units, each consisting of one share of common stock and a warrant to purchase a share of common stock at $15.00 for a period of 5 years, for $8.00 per unit ($5.43 per common share and $2.57 per warrant) or $2,650,000 as follows:

•	312,500 units to an affiliate

•	18,750 units to third parties

The 312,500 units sold to the affiliate contained share price and warrant exercise price guarantees. The purchase price of the common stock and the exercise price of the warrants will be adjusted in the event that the Company issues common stock or warrants at a price below $8.00 for common shares or a $15.00 exercise price for warrants for a period of six months from the purchase date. Because of these potential adjustments, the shares issued and the warrants will be accounted for as derivative instrument liabilities in accordance with ASC guidance. The cash proceeds received of $2,500,000 will be allocated between the common stock and the warrants and the fair values of the common stock and warrants of $1,696,875 ($5.43 per share) and $803,125 ($2.57 per warrant), respectively, were recorded as derivative instrument liabilities. For the warrants the Company estimated the fair value using the Black-Scholes valuation model, based on the estimated fair value of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, an expected life equal to the remaining term of the instruments and an implicit volatility of 82%. Because of the limited historical trading period of the Company’s common stock, the limited number of shares held by non-affiliates and the very small trading volume of its common stock, the fair value of the common stock was estimated at $5.43 share consistent with the assumption used for similar transactions in late 2009, and the implicit volatility of 82% was determined based on the aggregate cash proceeds received. The Company is required to re-measure the fair value of these derivative instrument liabilities at each reporting period. At the expiration of the six month price guarantee period, it is expected that the common stock and warrants will no longer be required to be accounted for as derivative instruments and will be reclassified to equity.

Non-controlling Interest and PA LLC Equity Incentive Plan

As of March 31, 2010, non-controlling interest parties collectively owned approximately 18% of PA LLC, and have absorbed their respective portion of the loss of PA LLC. The amount of loss absorbed was $5,643,869 for the year ended December 31, 2009 and $1,233,277 for the three months ended March 31, 2010. Prior to January 1, 2009, non-controlling interest parties absorbed $72,931 of the Company’s net losses.

Stock Options

On June 17, 2009, the Company adopted the 2009 Equity Compensation Plan. The plan is intended to provide employees, consultants and others the opportunity to receive equity awards, including incentive stock options. The plan is administered by the Board of Directors and is limited to an aggregate issuance of 4,000,000 shares of the Company’s common stock. The exercise price shall be equal to or greater than the fair value of the underlying common stock on the date the option is granted and its term shall not exceed ten years. Awards shall not vest in full prior to the third anniversary of the award date.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited)

On June 17 and July 16, 2009, the Company granted an aggregate of 1,072,500 and 45,000 options to purchase common shares at an exercise price of $8.50 and $8.00, respectively, per share. The options vest over a period of 4 years and expire 10 years from the grant date. The fair value of the options aggregated $4,818,000 and was calculated using the following assumptions – term 10 years, risk-free interest rate based on constant maturity rates, an implicit volatility of 82%, and expected dividend yield 0%. The fair value will be charged to operations over the vesting period commencing on July 1, 2009.

During January 2010, the Company granted an aggregate of 284,500 options, in the aggregate, to purchase common shares at an exercise price of $8.00 per share. The options vest over a period of 4 years and expire 10 years from the grant date. The fair value of the options aggregated $1,230,000 and was calculated using the following assumptions – term 10 years, risk-free interest rate based on constant maturity rates, an implicit volatility of 82%, and expected dividend yield 0%. The fair value will be charged to operations over the vesting period commencing on January 1, 2010.

During the three months ended March 31, 2010, $380,000 was charged to operations related to these options.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited)

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Balance at December 31, 2008	—	—	—
Granted June 2009	1,072,500	$8.50	$4.31
Granted July 2009	45,000	$8.00	$4.34

Balance at December 31, 2009	1,117,500	$8.48	$4.33

Granted January 2010	284,500	$8.00	$4.34

Balance March 31, 2010	1,402,000	$8.38	$4.32

The following table summarizes information about fixed-price stock options at March 31, 2010:

	Outstanding
Exercise Prices	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$8-8.50	1,402,000	9.4 years	$8.38

None of the outstanding options are exercisable at March 31, 2010.

As of March 31, 2010, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0.00 and the aggregate intrinsic value of currently exercisable stock options was $0.00. The intrinsic value of each option share is the difference between the fair market value of the common stock of $8.00 and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the price at which the Company has been selling common shares during 2009 and 2010. There were no in-the-money options outstanding and exercisable as of March 31, 2010.

No stock options were exercised during the three months ending March 31, 2010.

The total fair value of options granted during the three months ended March 31, 2010, was $1,230,000. The total fair value of option shares vested during the period ended March 31, 2010 was $0.00.

Note 5 License for Intellectual Property

During 2007, a minority member of PA LLC contributed licensed intellectual property to PA LLC in exchange for consideration having a fair value of $2,334,639. The Company currently does not believe it will be able to commercially utilize this intellectual property and has expensed the entire purchase cost as research and development expense. However, the Company continues to report a long-term liability totaling $758,917 for royalty payments and other costs that may be due in future periods related to this license.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited)

Note 6 Licenses for Company Technology

In December 2009, the Company entered into a Master License Agreement with Congoo, LLC, a Delaware limited liability company, as licensee. Under this license agreement, Congoo paid PA LLC an initial licensing fee of $4,000,000 for a royalty-bearing license to use PA LLC’s proprietary technology to construct and operate facilities for the growth and harvesting of organisms for the production of oil and biomass in Egypt and Morocco. Congoo is permitted to enter into sublicenses with prior written approval of PA LLC. For any facility that Congoo or any sublicense desires to construct and operate, Congoo must pay PA LLC a licensing fee and a royalty. The license expires on December 31, 2010.

PA LLC and Congoo also entered into an Option Agreement on December 24, 2009 pursuant to which Congoo is given the option to sell to PA LLC, for a purchase price of $2,000,000, exercisable between June 15, 2010 and January 31, 2011, the right to market and directly license the Company’s technology to certain potential customers identified by Congoo in connection with the license agreement.

The Company has received the initial licensing fee of $4,000,000 and has recorded the payment as deferred revenue. Because the $2,000,000 related to the option has been placed in escrow, and recorded by the Company as restricted cash, and the Company anticipates that it will pay $2,000,000 to Congoo upon exercise of the option by the Company, it will amortize only $2,000,000 of the deferred revenue to license fee income over the term of the license. During the three months ended March 31, 2010, the Company recorded $500,000 in license revenue related to this agreement.

Note 7 Subsequent Events

From January 1, 2010 to May 5, 2010, the Company sold 375,000 units consisting of one share of common stock and a warrant to purchase a share of common stock at $15.00 for a period of 5 years for $8.00 per unit ($5.43 per common share and $2.57 per warrant) or $3,000,000 to affiliates.

The units sold to the affiliates contained share price and warrant exercise price guarantees. The purchase price of the common stock and the exercise price of the warrants will be adjusted in the event that the Company issues common stock or warrants at a price below $8.00 for common shares or a $15.00 exercise price for warrants for a period of six months from the purchase date. Because of these potential adjustments, the shares issued and the warrants will be accounted for as derivative instrument liabilities in accordance with ASC guidance. The cash proceeds received of $3,000,000 will be allocated between the common stock and the warrants and the fair values of the common stock and warrants of $2,036,250 ($5.43 per share) and $963,750 ($2.57 per warrant), respectively, will be recorded as derivative instrument liabilities. For the warrants, the Company estimated the fair value using the Black-Scholes valuation model, based on the estimated fair value of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, an expected life equal to the remaining term of the instruments and an implicit volatility of 82%. Because of the limited historical trading period of the Company’s common stock, the limited number of shares held by non-affiliates and the very small trading volume of its common stock, the fair value of the common stock was estimated at $5.43 per share based on the conversion price of the $10,000,000 note described in Note 3 and the implicit volatility of 82% was determined based on the aggregate cash proceeds received. The Company is required to remeasure the fair value of those derivative instrument liabilities at each reporting period. At the expiration of the six month price guarantee period, it is expected that the common stock and warrants will no longer be required to be accounted for as derivative instruments end will be reclassified to equity.

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

Unless the context requires otherwise, references in this Item 2 to “we”, “us,” “our” or the “Company” refer collectively to PetroAlgae Inc. and its subsidiary.

Overview

The Company develops new technologies to economically grow, harvest and process micro-crops. The Company’s primary business model is to license this technology to large customers who will commercially produce this biomass, which in turn is separated into two co-products 1) renewable fuel feedstock and 2) protein for animal feed and potentially a human supplement. The renewable fuel product is intended to be used as a direct feedstock to energy producers, including existing refineries. In the case of commercial refineries, this is expected to result in drop-in fuels such as diesel and jet fuel. When used in existing fermentation facilities, it is expected to directly result in ethanol production. When used as a feedstock for other energy producers, particularly power generators, it is a renewable input source for co-firing with fossil fuels.

The Company believes that use of its proprietary technology will allow the user to achieve a greater level of productivity than can be realized with other standard biomass growing techniques, and believes that this increased growth optimization is critical to the ability to produce products that can profitably be grown at commercial commodity scale without requiring subsidies.

In 2009, the Company completed a working demonstration facility in Florida showing the Company’s technology, processes and yield, with two reactors of commercial scale (approximately one hectare each). The growth reactors on this site are designed to be modular to support rapid deployment with a relatively high predictive cost and productivity. The processing segment of this facility demonstrates the functionality of the required equipment used to process the harvested biomass into the products that the Company’s customers could derive from their licensed systems. For certain segments of this facility the Company has obtained independent audits and third-party verification for product composition, product applications and use, and facility yields. The Company expects more studies and audits will be conducted to further commercialization efforts.

The Company has incurred losses since inception of operations on June 22, 2006 and has an accumulated deficit of $65,260,814 as of March 31, 2010. The Company’s losses have resulted principally from its continued research and business development expenses and construction of a multi-acre pilot demonstration system.

The Company is recognizing its first revenues in the three months ended March 31, 2010 of $500,000. These revenues are a result of fees it received in December 2009. As a development stage company, we expect continued progress commercializing our proprietary technologies and we expect to continue to realize early customer fees. While we strive to maintain proper cost and spending controls, our expenditures through the first quarter of 2010 reflect the operation of the demonstration pilot system and increases in marketing and business development expenses as the Company continues to prepare for customer deployment. It is management’s expectation that operating expenses will increase only modestly in 2010 to accommodate further activity in business development, commercial deployment and establishing infrastructure.

Results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009

Revenue

Total revenues were $500,000 for the three months ended March 31, 2010 as compared to none for the three months ended March 31, 2009. There remains $3,500,000 of deferred revenues which is expected to be recognized in future periods.

Costs and expenses

The Company’s total costs and expenses for the three months ended March 31, 2010 increased $0.1 million to $8.1 million, an increase of 2.3% as compared to $8.0 million for the three months ended March 31, 2009.

General and administrative expenses: Total general and administrative expenses decreased $0.7 million (or 22.1%) to $2.3 million for the three months ended March 31, 2010, as compared to $3.0 million for the three months ended March 31, 2009. General and administrative expenses include the Company’s public company costs, legal, general corporate overheads, and intellectual property management and decreased due to personnel reductions and other steps taken during the last year to reduce cash expenditures. During the period from inception (September 22, 2006) through August 1, 2008, a portion of the Company’s general and administrative activities were provided directly by XL TechGroup for support services and recorded as related party expenses separate from direct third party expenses.

Research and Business development expenses: Total research and business development expenses increased $0.5 million (or 11.3%) to $5 million for the three months ended March 31, 2010, as compared to $4.5 million for the three months ended March 31, 2009, reflecting greater expenditures to design, build and test the company’s technology and processes. Development costs include the research and experimentation of the various system components and the design and construction of the commercial scaled pilot system for customer demonstration.

Interest expense: Total interest expense (net of interest income) is $769,389 for the three months ended March 31, 2010, as compared to $452,326 for the three months ended March 31, 2009. Interest expense on the Company’s debt outstanding under its notes with PetroTech Holdings Corp (PetroTech Holdings Corp assumed the note from XL TechGroup in August 2008) and Laurus/Valens increased $12,226 (or 5.5%) to $236,364 for the three months ended March 31, 2010 from $224,138 for the three months ended March 31, 2009. Commencing in August 2008, additional funding totaling $17.6 million has been advanced by Valens U.S. SPV I, LLC ($417,512), and PetroTech Holdings Corp ($17.2 million), which has triggered an additional interest expense of $529,187 for the three months ended March 31, 2010. Interest for both the notes are currently accrued.

Non-controlling interest

Due to changes in accounting pronouncements, the Company has begun, as of March 31, 2009, recording non-controlling party interest. The amount of loss absorbed is $1,233,277 for the three months ended March 31, 2010.

Liquidity and Capital Resources

At March 31, 2010, the Company had $2,190,677 in cash and cash equivalents, including $2,000,000 of restricted cash.

Net cash used in operating activities was $6.8 million and $5.8 million for the three months ended March 31, 2010 and March 31, 2009, respectively. This was primarily attributed to expenditures used to fund the Company’s research and product development activities and building its operational and business development efforts.

Net cash used in investing activities or for the purchase of capital assets was $0.4 million and $1.0 million for the three months ended March 31, 2010 and March 31, 2009, respectively. The fluctuations from period to period are due to the continued growth and expansion including the purchase of capital assets.

Net cash provided by financing activities was $2.65 million and $0 for the three months ended March 31, 2010 and March 31, 2009, respectively. The $2.65 million was raised from sale of common stock and warrants as discussed in more detail in note 4.

At March 31, 2010, the Company’s contractual obligations from continuing operations consist of :

	Payments due by period
	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years

Operating lease for facilities	$86,426	$86,426	$—	—	—

Total	$86,426	$86,426	$—	—	—

The Company has primarily financed its operations through loans and investments from its principal shareholder that have resulted in aggregate cumulative proceeds of approximately $33.2 million through March 31, 2010.

Summary of loan activity

	Principal	Accrued Interest
2007
Advances	$8,527,812	$—
Long Term Interest	379,982	—

2008
Advances	7,051,699	—
Long Term Interest	961,749	379,982

2009
Advances	—	—
Maturity Extension - July 2012	17,639,601	—
Long Term Interest	847,023	1,690,116

2010 - March 31, 2010
Advances	—	—
Long Term Interest	316,5330	534,089

March 31, 2010 Balance	$35,724,396	$2,604,187

We expect to continue to incur losses in 2010. The amount and timing of our future losses are highly uncertain. Our ability to achieve and thereafter sustain profitability will be dependent upon, among other things, entering into partner license agreements, and receiving milestone payments from such partner license agreements.

We will require substantial additional capital in order to continue our development and product commercialization. While we believe that proceeds from recent investments, combined with current capital resources and anticipated cash flows from customer activities, may be sufficient to meet our capital and operating requirements for the near term, we cannot assure you that we will not require additional necessary financing. Our funding requirements may significantly increase at any time due to technological advances or competition from other companies. Our future capital requirements will also depend on numerous other factors, including scientific progress in our research and business development programs, successful completion of our demonstration system, our ability to attract advance licensing fees from customers, additional personnel costs, and the costs in filing and prosecuting patent applications and enforcing patent claims. We cannot assure you that adequate funding will be available to us or, if available, that it will be available on acceptable terms. Any shortfall in funding could result in our having to curtail our research and business development efforts, and cause us substantial difficulty in continuing to operate as a going concern.

The Company’s critical accounting polices include:

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Research and Business Development

Research and business development expenditures, including direct and allocated overhead expenses, are charged to expense as incurred.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. Should there be impairment, the Company measures the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal from the impaired assets. There were no impairments in 2010 or 2009.

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

The Company has experienced significant losses from operations aggregating $65,260,814 since inception. In addition, the Company had a working capital deficit at March 31, 2010, of $13,886,654 and has no significant revenue generating operations.

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

Recent Accounting Pronouncements

The following Accounting Standards Codification Updates have been issued, or became effective, since the beginning of the current period covered by these financial statements:

Pronouncement	Issued	Title

ASU No. 2010-01	January 2010	Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash - a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-02	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification

ASU No. 2010-05	January 2010	Compensation - Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation

ASU No. 2010-06	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements

ASU No. 2010-09	February 2010	Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements

ASU No. 2010-11	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives

ASU No. 2010-17	April 2010	Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition - a consensus of the FASB Emerging Issues Task Force

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the company’s financial position, results of operations or liquidity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk is related to our borrowings. Fixed rate borrowings may have their fair market value adversely impacted from changes in interest rates. Floating rate borrowings will lead to additional interest expense if interest rates increase.

The Company enters into loan arrangements when needed. At March 31, 2010, the principal balance on the Company’s outstanding notes was $35.7 million, of which $18.1 million was outstanding at a floating rate of 2% over the prime interest rate and $17.6 million was outstanding at a fixed rate of 12%.

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

ITEM 4.	CONTROLS AND PROCEDURES

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

Information concerning certain risks and uncertainties appears in Part I, Item IA “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. You should carefully consider these risks and uncertainties before making an investment decision with respect to shares of our common stock. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	Current Report on Form 8-K, filed on March 5, 2010.

2.	Current Report on Form 8-K, filed on April 14, 2010.

3.	Current Report on Form 8-K, filed on May 11, 2010.

Each unregistered sale of equity securities disclosed in the Current Reports above was made in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

4.1	Warrant, dated March 1, 2010, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 4.2 to the registrant’s annual report on Form 10-K, filed March 31, 2010)

4.2	Warrant, dated March 1, 2010, with Valens Offshore SPV Ltd (incorporated by reference to Exhibit 4.1 to the registrant’s annual report on Form 10-K, filed March 31, 2010)

4.3*	Warrant, dated April 7, 2010, with Valens U.S. SPV I, LLC

4.4*	Warrant, dated April 7, 2010, with Valens Offshore SPV I, Ltd

4.5*	Warrant, dated May 5, 2010, with Valens U.S. SPV I, LLC

4.6*	Warrant, dated May 5, 2010, with Valens Offshore SPV I, Ltd

10.1	Securities Purchase Agreement, dated March 1, 2010, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s annual report on Form 10-K, filed March 31, 2010)

10.2	Securities Purchase Agreement, dated March 1, 2010, with Valens Offshore SPV I, Ltd (incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K, filed March 31, 2010)

10.3*	Securities Purchase Agreement, dated April 7, 2010, with Valens U.S. SPV I, LLC

10.4*	Securities Purchase Agreement, dated April 7, 2010, with Valens Offshore SPV I, Ltd

10.5*	Securities Purchase Agreement, dated May 5, 2010, with Valens U.S. SPV I, LLC

10.6*	Securities Purchase Agreement, dated May 5, 2010, with Valens Offshore SPV I, Ltd

31.1*	Rule 13a-14(a) Certification by the Principal Executive Officer

31.2*	Rule 13a-14(a) Certification by the Principal Financial Officer

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROALGAE INC.

Date: May 17, 2010	By:	/S/ DAVID SZOSTAK
	Name:	David Szostak
	Title:	President
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)