Form 10-K/A
period 2009-12-31
PetroAlgae Inc.
filed 2010-08-06
CIK 927472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting ☒ company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $22,291,905 (1,486,127 shares at $15.00) .

The number of shares outstanding of the registrant’s common stock as of July 30, 2010 was 106,910,730 shares of common stock, all of one class.

Explanatory Note

We originally filed our Annual Report on Form 10-K for the year ended December 31, 2009 with the Securities and Exchange Commission (“SEC”) on March 31, 2010.

We are filing this Amendment No. 1 to our Annual Report on Form 10-K (“Amendment No. 1”) to restate our financial statements as of December 31, 2009, 2008 and 2007, and the results of operations for each of the years ended December 31, 2009, 2008 and 2007 and the period from inception (September 22, 2006) to December 31, 2009 (collectively, the “Company Financial Statements”) that were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and to report the identification of a material weakness as of December 31, 2009.

The Company Financial Statements included in this Amendment No. 1 have been restated to adjust the amounts or accounting treatment of certain transactions and to record a non-cash transaction. These adjustments can be summarized as follows:

•

In 2008 and 2007, the Board of Directors of PA LLC, granted 106 employees restricted ownership units in PA LLC. These ownership units generally vest over a period of four years. At each grant date, the restricted ownership unit awards were accounted for based upon an incorrect fair value calculation. Revised grant values determined using corrected Company fair value estimates resulted in additional compensation expense of approximately $2.0 million, $2.4 million and $277,000 in 2009, 2008 and 2007, respectively.

•

The nature and amount of the Company’s expenditures have changed and increased from inception (September 22, 2006) through December 31, 2009. Consequently, it has been determined that a new category, Selling, General and Administrative (“SG&A”) expense, should be presented through this period. This category includes senior management and overhead costs, business development expenditures, system infrastructure costs, accounting and legal costs and intellectual property management costs. Other costs, which are related to experimentation and development of the Company’s technology, are presented as Research and Development expense. The effect of this reclassification was to decrease Research and Development expense by $6.1 million, $1.7 million and $1.3 million and to increase SG&A expense by the same amount in 2009, 2008 and 2007, respectively, with no net increase to expenses.

•

In 2008, an option to purchase ownership units in PA LLC was issued to XL Tech Group, LLC, a related party (“XL”), in connection with continued borrowings under a Company debt facility outstanding with XL. This option, which remains outstanding, had a fair value of approximately $1.5 million and was not recorded at issuance. This transaction has now been accounted for as a discount from the carrying amount of the related debt and the amortization of the discount added $562,000 and $516,000 to interest expense in 2009 and 2008, respectively.

•

In 2009, the Company issued common stock and warrants, with a fair value of $3.0 million, to an unrelated party that provided it with equity funding and certain business development services. Cash proceeds from this equity issuance were received partially at December 31, 2009 ($0.8 million) and partially in January 2010 ($1.2 million). The $1.0 million balance of the fair value of the securities issued was expensed as a business development cost within selling, general and administrative expense in 2009. The Company originally recorded the $3.0 million fair value of the securities issued as a 2009 research and development expense. In addition, the Company received $2.0 million of additional cash in connection with this transaction, which is subject to repayment to the unrelated party at that party’s option. This amount has been deposited in escrow and reported in restricted cash and other liabilities at December 31, 2009.

i

•

In 2009, the Company entered into a series of agreements with a third party for the design, engineering, and construction of a facility for the growth, harvesting and processing of micro-crops. This facility was to be used to demonstrate our technology to potential customers. Company shares were issued in partial payment, in advance, for these services. The Company expensed $1.0 million related to this transaction and reported the full amount at the inception of the transaction rather than as services were performed. The shares earned and retained by the third party have been adjusted to reflect their estimated fair value at issuance of approximately $145,000 and have now been charged to research and development expense. The shares returned by the third party after year-end, which had an estimated value of $342,000, have now been added to other current assets. The net effect of these adjustments reduced 2009 research and development expense by $855,000.

The following items in this report have been amended to give effect to the restatement of the Company Financial Statements:

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Item 8.  Financial Statements and Supplementary Data; and

Item 9A(T).  Controls and Procedures.

Item 11.  Executive Compensation.

ii

PART II

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS (PENDING REVISION)

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

Business

The Company is a renewable energy company currently licensing and deploying the leading biomass production platform to address, with renewable sources, the existing and growing unmet needs in the global energy and agriculture markets. The Company’s proprietary technology, consisting of light and environmental management systems, allows its customers to consistently grow aquatic microorganisms at a rate that exceeds four times their natural growth rates. This enables the commercial-scale production of two end-products: a fuel feedstock and a protein, which the Company refers to as its biocrude and protein products. The fuel feedstock is intended to be used principally in existing refineries, resulting in renewable fuels which are identical to the petroleum-based fuels they would replace. The high productivity afforded by the Company’s technology leads to low cost fuel feedstock which should increase the profitability of the refineries without the requirement for any government subsidies.

The Company’s current and prospective customer licensees are comprised primarily of well-capitalized national oil companies, independent refiners, power companies and multinational agriculture companies that have the ability to rapidly deploy one or more of its standard license units, each consisting of a 5,000 hectare micro-crop production facility.

The Company generates licensing fees and royalties from customer licensees in the global energy and agriculture markets. The Company’s licensing approach is designed to provide the Company with a steady, highly-profitable and reliable revenue stream, while requiring only minimal capital expenditures as its customer licensees incur the costs associated with the development and construction of bioreactors and the associated processing facilities. On occasion, the Company may also enter into joint venture arrangements, where its capital contribution would consist of a license for its technology. In such situations, the Company would generally reduce or eliminate its license fees in return for a share of the operation’s profits. Typically, the Company expects these joint ventures to be more profitable versus the standard license agreement over the life of the contract.

The End-Products Produced By the Company’s Technology

The Company’s biocrude is a renewable hydrocarbon feedstock that it has demonstrated can be efficiently converted to diesel, jet fuel, and other fuel products in the existing refinery infrastructure. The Company’s biocrude is also suitable as a feedstock for the production of py oil, as a combustible fuel for power generation, and as a feedstock for fermentation into ethanol, butanol and other fuels. The resulting end-products are “drop-in” fuel products that are functionally compatible with petroleum-based fuels and can be used in the existing petroleum distribution infrastructure. The Company’s biocrude addresses the growing energy needs within the approximately $2.5 trillion fuels market.

The Company’s protein product is a high quality protein source for animal feed and eventually human nutrition. Subject to the receipt of requisite regulatory approvals, the Company’s current protein product can be delivered directly into the existing supply chains for animal feed and the Company is developing a protein product for human consumption, which will allow its customer licensees to access the $49 billion global protein market, which is estimated will grow to $126 billion by 2015.

The Company’s processes efficiently allow its customers to produce biocrude and protein end-products simultaneously. Because the Company believes each product can be sold into established and readily accessible markets, its technology and processes result in biocrude produced at a low marginal cost. As a result, the Company believes that the biocrude produced by the licensees of its technology will be cost-competitive even with crude oil prices as low as $20/barrel.

Revenues

The Company expects to generate revenues from license fees and royalties that it will earn from license agreements, pursuant to which customer licensees will license from the Company the right to build and operate the bioreactors and associated processing facilities that make up the Company’s technology platform. The Company expects these license agreements will provide for the payment of license fees generally over the three year construction period of its customer licensees’ facility. As these facilities become operational, the Company would also expect to earn royalties on its customer licensees’ sales of the biocrude and protein end-products produced by its technology.

Development

The Company has achieved a number of significant milestones since it was founded in September 2006. The Company’s focus has been on the creation and development of growth and harvesting technologies for the commercial-scale production of micro-organism biomass that could be processed for sale into existing energy and agriculture markets. To do this, the Company committed significant resources to research and development efforts, including completing a working demonstration facility in June 2009 to test, refine and exhibit the Company’s technology and processes. Since the completion of its working demonstration facility, the Company has conducted extensive internal and third party testing of its technology and the biocrude and protein end-products to validate their commercial viability. Although the Company continues to test and refine its technology and processes, the Company is now also focused on building its customer pipeline and entering into MOUs, and subsequently license agreements, with its prospective customer licensees.

The Company’s key milestones to date are as follows:

•

Over the past four years, the Company has spent $35.0 million on the research and development of its growth and harvesting technologies. The Company spent these funds on experimentation and testing, developing processes and equipment, and building the infrastructure and databases necessary to support its technology, including the construction of our working demonstration facility.

•

During 2007 and 2008, the Company developed its proprietary growth algorithms—the complex mathematical formulas it uses to determine the correct harvesting density and sunlight exposure of the biomass.

•

During 2009, the Company developed its proprietary remote sensing system (consisting of multi-spectral cameras and imaging algorithms) that enables the Company to measure micro-crop density. In addition, during that time the Company identified the approximately 150 micro-crop species that are most suitable for its processes from among over 5,000 species that could be used for the commercial generation of biomass.

•	During 2009, the Company built its business development team and signed its first MOU with a prospective customer licensee.

•

In June 2009, the Company completed its working demonstration facility consisting of two full-scale bioreactors (approximately one hectare each) that display its technology and processes and demonstrate the micro-crop yield that each bioreactor can generate.

•

In November 2009, the Indonesian Ministry of Agriculture cleared the Company’s protein product as an approved raw material for use in animal feed. The Company is in the process of obtaining additional animal feed approvals in other jurisdictions.

•	During 2009 and 2010, independent laboratories tested the following technology and processes with positive results:

➢	combustion test firing of the Company’s biocrude;

➢	coker testing of the Company’s biocrude at a U.S.-based testing facility jointly owned and managed by over 30 large refiners and industry participants;

➢	pyrolysis testing on a preliminary basis;

➢	initial fermentation testing conducted using tailored enzymes;

➢	protein yield and composition testing; and

➢	protein testing for digestibility, palatability and efficacy.

Sales Cycle

In order to be successful, the Company will need to demonstrate to prospective customer licensees that the economic returns from a standard license unit are sufficient to justify the significant capital required to construct its licensed facilities. Because of the significant financial commitment required by its customer licensees, the Company expects that its sales cycle will often exceed 12 months and will generally include:

•

extensive due diligence by its prospective customer licensees; including site visits to the Company’s working demonstration facility, a review of the technical aspects of the Company’s technology and processes, an economic analysis that provides an understanding of operational growth, harvest and processing, and customer specific deployment considerations;

•	the entry into an MOU that sets forth the basic commercial terms of the Company’s potential relationship;

•

the Company’s participation and assistance with customer-specific site selection and the preparation of a tailored operational and economic model that takes into account local environmental conditions, costs of labor and other material expenses; and

•	the entry into a final license agreement that sets forth final terms to enable the Company’s customer licensees to begin constructing its license units.

At least for the Company’s early customer licensees, the Company may agree to the establishment of various technical milestones validating the productivity of its technology and processes at commercial scale. In such instances, those initial customer licensees would generally only be obligated to pay the Company license fees if its technology and processes meet contractually prescribed criteria, such as targeted growth rates, during an initial validation phase.

Our management anticipates that initial customer licenses will begin deployment in 2010. As the number of license units being deployed worldwide will accelerate, we are able hire and train additional deployment teams. We believe that our capital light approach will result in sufficient gross margins to us, enabling our expected rapid growth.

We expect to continue to incur losses in 2010. The amount and timing of our future losses are highly uncertain. Our ability to achieve and thereafter sustain profitability will be dependent upon, among other things, entering into license agreements and receiving milestone payments from customers.

Results of Operations

Twelve Months Ended December 31, 2009 Compared to Twelve Months Ended December 31, 2008

Revenue. In December 2009, we received $2.0 million from an unrelated party in exchange for the right to market our technology licenses. This amount was recorded as restricted cash and a liability since the third party has the right to return of these funds. If this party does not exercise its option to terminate the relationship, $2.0 million will be retained by the Company and reported as revenue from the expired option in the first quarter of 2011. We expect to record and recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred.

Total costs and expenses. Total costs and expenses increased by $16.7 million, or 83%, to $36.8 million in 2009 as compared to 2008, due to an increase in both selling, general and administrative expenses, or SG&A, and research and development expenses as we expanded our operations.

Selling, general and administrative expenses. SG&A expenses increased $9.15 million, or 111%, to $17.4 million for the twelve months ended December 31, 2009 from $8.25 million in 2008. SG&A expenses include our senior management and overhead costs, business development expenditures, system infrastructure support costs, finance and accounting costs, and intellectual property management costs. In 2009, the increase was due to a significant increase in the scope of our business development activities as well as increased compensation expense related to our enlarged management team. During the period from inception to August 1, 2008, a portion of our SG&A functions, including the majority of business development activities, were provided by XL TechGroup, Inc., a related party, and charged to us. The portion of SG&A expenses that arose from these related party charges was $2.2 million in 2008.

Research and development expenses. Research and development expenses increased $5.22 million, or 53%, to $15.1 million in 2009 from $9.88 million in 2008. These costs include the research and experimentation of the various system components and the design and construction of the commercial-scale pilot system for customer demonstration. In 2009, the increase was driven by greater number and cost of both external consultants and employees involved in relating to various components of the Company’s system as well as higher materials and equipment costs related to the bioreactor demonstration site.

Interest expense – related party. Interest expense on notes payable – related party increased by $1.43 million, or 81%, to $3.20 million for 2009. This increase was due to additional funding of our operations through notes payable from related parties. The balance of these notes totaled $35.1 million at December 31, 2009 and $23.6 million at December 31, 2008.

Depreciation expense. Depreciation expense increased by $869,000, or 323%, to $1.14 million in 2009 as from $269,000 in 2008. The increase was due to an increase in property and equipment due to the purchase of more laboratory equipment, computer equipment, furniture, and leasehold improvements in 2009 as compared to 2008.

Non-controlling interest. As of December 31, 2009, non-controlling interest parties collectively owned approximately 18% of PA LLC and have been attributed their respective portion of the loss of PA LLC. The amount of loss assigned to non-controlling interests was $6.55 million for the year ended December 31, 2009. Prior to January 1, 2009, non-controlling interests were attributed $162,000 of our net losses.

Twelve Months Ended December 31, 2008 Compared to Twelve Months Ended December 31, 2007

Revenues. No revenues were recognized or received in 2008.

Total costs and expenses. Total costs and expenses increased by $11.80 million, or 141%, to $20.15 million in 2008 compared to 2007, primarily due the addition of personnel, facilities and consulting services as we scaled up our business platform and technology development activities.

Selling, general and administrative expenses. SG&A expenses increased $5.27 million, or 176%, to $8.25 million for the 12 months ended December 31, 2008, from $2.98 million in 2007. The increase from 2008 as compared to 2007 was due to significant personnel and overhead additions as the company established its basic business platform. During the period from inception to August 1, 2008, a portion of our general and administration activities included support and business development services provided by XL TechGroup, related party. Such related party SG&A expenses were $2.2 million and $2.0 million for the periods ending December 31, 2008 and 2007, respectively.

Research and development expenses. Research and development expenses increased $5.00 million, or 103%, to $9.86 million for the 12 months ended December 31, 2008, from $4.86 million in 2007. The increase in 2008, as compared to 2007, was driven by increased activities in research and experimentation of the various system components and the design and construction of the commercial scaled pilot system for customer demonstration.

Interest expense – related party. Interest expense on debt outstanding under notes payable – related party increased $1.32 million, or 298%, in 2008 compared to 2007. This increase reflects the initial large scale debt funding received from related parties as we began to scale up our operation starting in late 2007 and accelerating in 2008.

Depreciation. Depreciation expense increased $214,000, or 388%, to $269,000 in 2008 from $55,000 in 2007. The increase was due to substantial additions to property and equipment as we expanded our research and development facilities, including additional laboratory equipment and equipment used in our initial technological development process.

Liquidity and Capital Resources

Overview

To date, we have financed our operations primarily through loans from, and debt securities issued to, our principal stockholder. We have also raised funds by issuing equity securities to unrelated third parties. Since our inception through March 31, 2010, we have raised an aggregate $61.9 million in debt and equity investments, with $52.7 million of this total raised from our principal stockholder and $9.2 million raised from unrelated third parties.

Cash and Cash Flow

At December 31, 2009 PetroAlgae had $2.7 million in unrestricted cash and cash equivalents.

Net cash used in operating activities was $27.6 million, $11.8 million and $4.7 million in 2009, 2008, and 2007, respectively. The increases in cash usage were primarily attributed to expenditures used to fund PetroAlgae’s research and product development activities and building its operational and business development efforts.

Net cash used in investing activities comprised the purchase of capital assets with a cost of $2.4 million, $0.8 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. The increases in these investments reflected the expansion of the Company’s facilities to further its business plan, primarily in the construction of its demonstration facility.

Net cash provided by financing activities of $22.3 million, $22.9 million and $5.3 million in 2009, 2008 and 2007, respectively, and consisted of advances from our principal stockholder and the sale of common shares for cash.

Senior Secured Debt Financing

All of our borrowings have been provided by affiliates under a senior secured structure, as described in more detail below as of December 31, 2009:

Note Payable to Valens US	$417,512
• Collateral – all assets of the Company
• Interest accrues monthly, at 12% per annum
• Note is due on June 30, 2012

Note Payable to PetroTech Holdings Corp.
• Collateral – all assets of the Company
• Interest accrues monthly, at 12% per annum	7,222,089
• Note is due on June 30, 2012

Convertible Note Payable to PetroTech Holdings Corp.
• Collateral – all assets of the Company
• Interest accrues monthly, at 12% per annum	10,000,000
• Note is due on June 30, 2012 if not converted to common shares as described below

Up to $25,000,000 Note Payable to PetroTech Holdings Corp.
• Collateral – all assets of the Company
• Interest payable monthly, and is drawn into note on a monthly basis at Prime + 2% (5.25% at December 31, 2009)
• Note is due on June 30, 2012	17,849,495

• Permits additional draws to fund interest. Maximum balance of this note is limited to $25 million

Subtotal	35,489,096
Original Issue Discount	(375,000)

Total	$35,114,096

The Convertible Note Payable allows the holder to convert all or any portion of the issued and outstanding principal amount and/or accrued interest and fees then due into shares of common stock at a fixed conversion price of $5.43 per share.

Each note payable and the related master security agreement and equity pledge and guaranty agreement contain provisions that specify events of default which could lead to acceleration of the maturity of the debt. These provisions prohibit the encumbrance or sale of the assets of the Company and require maintenance and insurance of the assets of the Company. An event of default would also arise if the Company became insolvent, filed bankruptcy, allowed a change in control or had unresolved judgments against the Company’s assets. As of the balance sheet dates above, none of these events had occurred.

Interest charged to operations on these notes, including amortization of original issue discount, was $3.2 million, $1.8 million, $0.4 million, and $5.4 million during the years ended December 31, 2009, 2008, 2007 and the period from inception to December 31, 2009, respectively.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2009:

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt (1)(2)	$45,470,012		$45,470,012
Operating lease obligations	$135,552	$135,552
Total contractual obligations	$45,605,564	$135,552	$45,470,012	$-	$-

(1)	The obligation related to debt includes the outstanding principal balance of debt of $35.5 million plus additional amounts expected to be added to principal and accrued interest on this debt through the maturity date of the debt, calculated assuming no change in interest rates.
(2)	On July 24, 2009, we modified our debt agreements to extend the maturity of debt and related accrued interest to June 30, 2012.

We expect to continue to incur losses in 2010. The amount and timing of our future losses are highly uncertain. Our ability to achieve and thereafter sustain profitability will be dependent upon, among other things, entering into partner license agreements, and receiving milestone payments from such partner license agreements.

The Company is currently in the development stage at December 31, 2009 as it is continuing the development of its product and has not yet recognized any revenues. The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We have never been profitable and we have incurred significant losses and cash flow deficits. For the fiscal years ended December 31, 2009, 2008, and 2007, we reported net losses of $30.3 million, $20.0 million, and $8.3 million, respectively, and negative cash flow from operating activities of $27.6 million, $11.8 million, and $4.7 million, respectively. As of December 31, 2009, we have an aggregate accumulated deficit of $60.0 million. We anticipate that operations will continue to report losses and negative cash flow during 2010. As a result of these net losses and cash flow deficits and other factors, there is a substantial doubt about our ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets of $8.6 million (with the exception of cash and restricted cash of $4.7 million) and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities, including common stock and warrants, would be greatly impaired. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. The Company is currently seeking additional funding from its principal shareholder and unrelated third parties. PetroAlgae Inc. has never paid or declared dividends on its capital stock.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate risk is related to our borrowings. Fixed rate borrowings may have their fair market value adversely impacted from changes in interest rates. Floating rate borrowings will lead to additional interest expense if interest rates increase. We enter into loan arrangements when needed. Our borrowings are subject to interest rate risk and changes in the prime interest rate will have an effect on interest rate expense.

Commodity Price Risk

Our technology, once commercialized, will be used to produce biocrude for the energy market and protein for the agriculture market, each of which may directly or indirectly compete with existing commodities. In particular, we expect that the price our customer licensees will obtain from the sale of these products will most directly be impacted by market prices for crude oil and petroleum-based fuels, and protein, respectively. These market prices, particularly for crude oil and petroleum-based fuels, can be volatile, and can be influenced by factors including global demand, availability of supply, weather, political events and the market price of alternative forms of energy, all of which factors are beyond our control. Significant fluctuations in these commodity prices could impact the profitability of our technology to our customer licensees, and therefore the demand for our technology, and could also affect the amount of royalty revenues we receive from our customer licensees.

Critical Accounting Policies and Management Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment.

Our discussion and analysis of financial condition and results of operation are based on PetroAlgae’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

PetroAlgae’s critical accounting polices include:

Revenue Recognition

The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. To the extent cash is received in advance of the Company’s performance or the availability of rights under a license agreement, such amounts are reported as deferred revenue.

Cash and Cash Equivalents and Cash Concentrations

The Company considers all highly liquid investments with an remaining maturity of three months or less when purchased to be cash equivalents. The Company at December 31, 2009, has approximately $4.7 million on deposit at a single financial institution.

Restricted Cash

Restricted cash consists of cash received by the Company related to a license for intellectual property, which will be held in escrow until certain actions are taken by the licensee.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of the three years ended December 31, 2009. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts payable, accrued expenses, notes payable and due to affiliates. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate the amounts expected to be received or paid.

The carrying value of the Company’s note payable approximated its fair value based on the current market conditions for similar debt instruments.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expensed.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. Should there be an impairment, the Company would measure the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal of the impaired assets. There were no impairments in the three years ended December 31, 2009.

Income Taxes

The Company follows ASC 740, Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 Stock Compensation. This Statement requires that the cost resulting from all stock-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for stock-based payment arrangements with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in stock-based payment transactions.

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

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements). The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard resulted in a change in the description and classification of amounts formerly reported as minority interest.

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

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820 (formerly FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities. The provisions of the new standard were effective for interim periods ending after June 15, 2009. The adoption of the new standard on April 1, 2009 did not have a material on the Company’s consolidated financial statements.

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

The Company’s common stock is traded on the Over the Counter Bulletin Board or OTCBB. The Company shares became public through a reverse acquisition and a very small percentage of the issued and outstanding shares are available for active trading since a large majority of shares are held by affiliates. Due to the very limited number of shares held by non-affiliates and the resulting low trading volume in our common stock, our public shares are susceptible to unusual swings in price based on very few trades. Consequently, we determined that the OTCBB trading price of the common stock was no longer a reasonable indicator of the fair value of shares when not issued for cash. Instead, the fair value of our common stock was estimated using a Level 3 fair value measurement. Specifically, fair value of our equity has been estimated by applying discounted cash flow valuation techniques to the Company’s estimate of future cash flows from its business as of the valuation date.

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

Subsequent Events

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued.

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

Accounting for Variable Interest Entities

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17 which is effective for calendar year reporting entities beginning after January 1, 2010. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The effect of this new guidance on the Company’s revenues, which in turn depends upon the final structure of the Company’s contracts with customers, is still being analyzed.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

PetroAlgae Inc.

We have audited the accompanying consolidated balance sheets of PetroAlgae Inc. (A Development Stage Entity), a Delaware Corporation, and Subsidiary as of December 31, 2009, 2008 and 2007, and the related consolidated statements of operations and cash flows for the years then ended and for the cumulative period from inception (September 22, 2006) to December 31, 2009, and the statement of stockholders’ deficit for the cumulative period from inception (September 22, 2006) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PetroAlgae Inc. (A Development Stage Entity) and Subsidiary as of December 31, 2009, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 and for the period from inception (September 22, 2006) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred significant losses from operations and has a working capital deficit and no revenue generating operations. These factors, among others, as discussed in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3, errors were discovered by management of the Company resulting in the need to restate its previously filed financial statements. Accordingly, the accompanying consolidated balance sheets of PetroAlgae Inc. and Subsidiary as of December 31, 2009, 2008 and 2007, and the related consolidated statements of operations and cash flows for the years then ended and for the cumulative period from inception (September 22, 2006) to December 31, 2009, and the statement of stockholders’ deficit for the cumulative period from inception (September 22, 2006) to December 31, 2009 have been restated as a result of these corrections.

/s/ GRANT THORNTON LLP

Orlando, Florida

August 5, 2010

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2009 (as restated)	December 31, 2008 (as restated)	December 31, 2007 (as restated)

Assets:
Current assets:
Cash and cash equivalents	$2,679,302	$10,416,823	$184,145
Restricted cash	2,000,000	-	-
Prepaid expenses	129,333	110,277	6,344
Receivable	1,200,000	-	-
Other current assets	341,726	-	-

Total current assets	6,350,361	10,527,100	190,489

Property and equipment	3,653,225	1,390,712	578,052
Accumulated depreciation	(1,416,350)	(324,507)	(55,816)

Net property and equipment	2,236,875	1,066,205	522,236

Deposits	5,200	5,000	7,700

Total assets	$8,592,436	$11,598,305	$720,425

Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$536,328	$1,043,285	$330,901
Accrued expenses	1,617,191	1,786,341	409,824
Accrued expenses - related party	2,144,840	349,779	63,491
Liability related to equity issuance	7,500,000	-	-

Total current liabilities	11,798,359	3,179,405	804,216

Other liability	2,000,000
Note payable - related party	35,114,096	23,623,844	8,907,793

Total liabilities	48,912,455	26,803,249	9,712,009

Commitments and contingencies	-	-	-
Stockholders’ deficit:
Common stock - $.001 par value, 300,000,000 shares authorized
106,229,356, 104,274,189 and 100,000,000 shares issued and outstanding, respectively	106,229	104,274	100,000
Paid in capital	24,115,788	14,398,134	665,518
Deficit accumulated during the development stage	(60,012,830)	(29,744,952)	(9,757,102)

PetroAlgae Inc. stockholder’s deficit	(35,790,813)	(15,242,544)	(8,991,584)

Non-controlling interest	(4,529,206)	37,600	-

Total stockholders’ deficit	(40,320,019)	(15,204,944)	(8,991,584)

Total liabilities and stockholders’ deficit	$8,592,436	$11,598,305	$720,425

See accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	December, 31 2009 (as restated)	December, 31 2008 (as restated)	December, 31 2007 (as restated)	For the Period From September 22, 2006 (Inception) Through December 31, 2009 (as restated)

Revenue	$-	$-	$-	$-

Costs and expenses:
Selling, general and administrative	17,400,801	8,251,676	2,984,416	28,816,514
Research and development	15,085,060	9,865,844	4,863,382	31,044,681
Interest expense - related party	3,198,642	1,764,039	443,472	5,406,153
Depreciation	1,137,733	268,691	55,108	1,462,240

Total costs and expenses	36,822,236	20,150,250	8,346,378	66,729,588

Net loss before non-controlling interest	(36,822,236)	(20,150,250)	(8,346,378)	(66,729,588)

Net loss attributable to non-controlling interest	6,554,358	162,400	-	6,716,758

Net loss attributable to PetroAlgae Inc.	$(30,267,878)	$(19,987,850)	$(8,346,378)	$(60,012,830)

Basic and diluted common shares outstanding	104,866,065	100,362,021	100,000,000

Basic and diluted loss per share	($0.29)	($0.20)	($0.08)

See accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficit

(as restated)

					Deficit
	Common Stock Shares	Amount	Paid In Capital	Non Controlling Interest	Accumulated During the Development Stage	Total

Shares issued at inception for cash	100,000,000	$100,000	$388,532	$-	$-	$488,532
Net loss	-	-	-	-	(1,410,724)	(1,410,724)

Balance - December 31, 2006	100,000,000	$100,000	$388,532	$-	$(1,410,724)	$(922,192)

						-
Issuance of PA LLC interests to employees	-	-	276,986	-	-	276,986
Net loss	-	-	-	-	(8,346,378)	(8,346,378)

Balance - December 31, 2007	100,000,000	$100,000	$665,518	$-	$(9,757,102)	$(8,991,584)

Issuance of PA LLC interests to employees	-	-	2,240,041	200,000	-	2,440,041
Shares issued for cash	3,174,603	3,175	9,996,825	-	-	10,000,000
Shares issued for unearned services	1,000,000	1,000	(1,000)	-	-	-
Amortization of unearned services	-	-	43,750	-	-	43,750
Issuance of option as additional consideration for debt	-	-	1,453,000	-	-	1,453,000
Reverse merger	99,586	99	-	-	-	99
Loss attributable to non controlling interest	-	-	-	(162,400)	-	(162,400)
Net loss	-	-	-	-	(19,987,850)	(19,987,850)

Balance - December 31, 2008	104,274,189	$104,274	$14,398,134	$37,600	$(29,744,952)	$(15,204,944)

Shares issued for services	160,524	160	537,652	-	-	537,812
Shares issued for cash	500,000	500	3,999,500	-	-	4,000,000
Shares issued with purchase price guaranty	937,500	938	(938)	-	-	-
Shares and warrants issued for other current assets	357,143	357	3,017,787	-	-	3,018,144
Issuance of PA LLC interests to employees	-	-	-	1,987,552	-	1,987,552
Issuance of options to employees	-	-	588,653	-	-	588,653
Amortization of unearned services	-	-	1,575,000	-	-	1,575,000
Loss attributable to non controlling interest	-	-	-	(6,554,358)	-	(6,554,358)
Net loss	-	-	-	-	(30,267,878)	(30,267,878)

Balance - December 31, 2009	106,229,356	$106,229	$24,115,788	$(4,529,206)	$(60,012,830)	$(40,320,019)

See accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2009 (as restated)	Year Ended December 31, 2008 (as restated)	Year Ended December 31, 2007 (as restated)	Period From September 22, 2006 (Inception) Through December 31, 2009 (as restated)

Cash flows from operating activities:
Net loss	$(36,822,236)	$(20,150,250)	$(8,346,378)	$(66,729,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount	562,000	516,000	-	1,078,000
Amortization of company options	588,653	-	-	588,653
Amoritization of unearned services	1,575,000	43,750	-	1,618,750
Employee compensation by grant of PA LLC units	1,987,552	2,440,041	276,986	4,704,579
Expenses paid and interest added to note payable - related party	2,723,313	3,044,739	3,607,793	9,375,845
Expenses paid by issuance of common stock	1,214,230	-	-	1,214,230
Depreciation	1,137,733	268,691	55,108	1,462,240
Loss on disposition of equipment	126,830	-	-	126,830
Increase in prepaid expenses	(19,056)	(103,933)	(5,284)	(129,333)
(Increase) decrease in deposits	(200)	2,700	(7,700)	(5,200)
Increase (decrease) in accounts payable	(506,957)	712,384	241,355	589,981
Increase (decrease) in accrued expenses	(169,150)	1,376,516	(488,929)	1,627,028

Net cash used in operating activities	$(27,602,288)	$(11,849,362)	$(4,667,049)	$(44,477,985)

Cash flows from investing activities:
Proceeds from sale of asset	36,000	-	-	36,000
Acquisition of property and equipment	(2,471,233)	(812,660)	(485,283)	(3,861,945)

Net cash used in investing activities	$(2,435,233)	$(812,660)	$(485,283)	$(3,825,945)

Cash flows from financing activities:
Member contributions	-	-	-	488,532
Reverse merger	-	99	-	99
Common stock and warrants issued for cash	11,500,000	10,000,000	-	21,500,000
Borrowings under notes payable - related party	10,000,000	12,894,601	5,300,000	28,194,601
Issuance of common stock and warrants for cash	800,000	-	-	800,000

Net cash provided by financing activities	$22,300,000	$22,894,700	$5,300,000	$50,983,232

Net (decrease) increase in cash	(7,737,521)	10,232,678	147,668	2,679,302

Cash and cash equivalents - beginning of period	10,416,823	184,145	36,477	-

Cash and cash equivalents - end of period	$2,679,302	$10,416,823	$184,145	$2,679,302

Non-cash investing and financing activities:
Stock and warrants issued for other liability	$7,500,000	$-	$-	$7,500,000
Common stock issued for unearned services	$-	$3,150,000	$-	$3,150,000
Issuance of shares for other current assets	$1,200,000	$-	$-	$1,200,000
Long term liability incurred for restricted cash	$2,000,000	$-	$-	$2,000,000

See accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 1 Organization

PetroAlgae Inc. (the “Company”) began its operations through its controlled subsidiary, PetroAlgae LLC (“PA LLC”), on December 19, 2008, as the outcome of the reverse acquisition described below. PA LLC was formed by XL TechGroup, Inc., (“XLTG”, a related party) its sponsor and parent until December 19, 2008, on September 22, 2006 as a Delaware limited liability company to develop technologies to commercially grow, harvest and process micro-crops. PA LLC’s primary business model is to license this technology to large customers who will commercially produce this biomass, which in turn is processed into two co-products: (1) renewable fuel feedstock, and (2) protein for supplementation of animal feed and potentially human food ingredients.

Reverse Acquisition

On December 16, 2008, Corporate Services International, a Delaware corporation, sold 9,000,000 shares of Series B preferred stock of the Dover Glen, Inc. and 10,000,000 shares of common stock of Dover Glen, Inc. to PetroTech Holdings Corp., a Delaware corporation (“PetroTech Holdings”), for $350,000 in a private placement transaction.

On December 16, 2008, PetroTech Holdings submitted a conversion notice to the Dover Glen, Inc. for its 9,000,000 shares of Series B preferred stock. Each share of Series B preferred stock of the Dover Glen, Inc. converted into 10 shares of common stock of the Dover Glen, Inc. As a result of the acquisition of shares and subsequent conversion, PetroTech Holdings was the owner of 100,000,000 shares of common stock of the Dover Glen, Inc. which, as of December 16, 2008, represented 99.9% of the total issued and outstanding common stock of the Dover Glen, Inc.

On December 19, 2008, PetroTech Holdings assigned its entire interest in representing approximately 81.3% of the membership interests on a fully diluted basis of PA LLC, to Dover Glen, Inc. for no consideration. This assignment had the effect of causing Dover Glen, Inc. to cease being a shell company. As a result of the assignment, the business of PA LLC has become the sole line of business of Dover Glen, Inc. Also, on December 19, 2008, the Dover Glen, Inc. changed its name to “PetroAlgae Inc.” As the former members of PA LLC control PetroAlgae Inc. after the transaction, the merger was accounted for as a reverse acquisition under which, for accounting purposes, PA LLC is deemed to be the acquirer and PetroAlgae Inc., the legal acquirer, is deemed to be the acquired entity. No goodwill was recognized as PetroAlgae Inc. was a “shell” company. The former shareholders of PetroAlgae Inc. retained an aggregate of 99,586 shares of common stock, which were recorded at par value of $99.

Note 2 Going Concern

The Company is currently in the development stage at December 31, 2009 as it is continuing the development of its product and has not yet recognized any revenues. The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We have never been profitable and we have incurred significant losses and cash flow deficits. For the fiscal years ended December 31, 2009, 2008, and 2007, we reported net losses of $30.3 million, $20.0 million, and $8.3 million, respectively, and negative cash flow from operating activities of $27.6 million, $11.8 million, and $4.7 million, respectively. As of December 31, 2009, we have an aggregate accumulated deficit of $60.0 million. We anticipate that operations will continue to report losses and negative cash flow during 2010. As a result of these net losses and cash flow deficits and other factors, there is a substantial doubt about our ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets of $8.6 million (with the exception of cash and restricted cash of $4.7 million) and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities, including common stock and warrants, would be greatly impaired. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. The Company is currently seeking additional funding from its principal shareholder and unrelated third parties. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding, we may be unable to continue in business.

Note 3 Correction of Errors

The Company recently identified certain errors in its previously issued annual financial statements for the years ended December 31, 2009, 2008 and 2007. These errors, which have been corrected in this financial statement, include the following items:

•

In 2008 and 2007, the Board of Directors of PA LLC, granted 106 employees restricted ownership units in PA LLC. These ownership units generally vest over a period of four years. At each grant date, the restricted ownership unit awards were accounted for based upon an incorrect fair value calculation. Revised grant values determined using corrected Company fair value estimates resulted in additional compensation expense of approximately $2.0 million, $2.4 million and $277,000 in 2009, 2008 and 2007, respectively.

•

The nature and amount of the Company’s expenditures have changed and increased from inception (September 22, 2006) through December 31, 2009. Consequently, it has been determined that a new category, Selling, General and Administrative (“SG&A”) expense, should be presented through this period. This category includes senior management and overhead costs, business development expenditures, system infrastructure costs, accounting and legal costs and intellectual property management costs. Other costs, which are related to experimentation and development of the Company’s technology, are presented as Research and Development expense. The effect of this reclassification was to decrease Research and Development expense by $6.1 million, $1.7 million and $1.3 million and to increase SG&A expense by the same amount in 2009, 2008 and 2007, respectively, with no net increase to expenses.

•

In 2008, an option to purchase ownership units in PA LLC was issued to XL Tech Group, LLC, a related party (“XL”), in connection with continued borrowings under a Company debt facility outstanding with XL. This option, which remains outstanding, had a fair value of approximately $1.5 million and was not recorded at issuance. This transaction has now been accounted for as a discount from the carrying amount of the related debt and the amortization of the discount added $562,000 and $516,000 to interest expense in 2009 and 2008, respectively.

•

In 2009, the Company issued common stock and warrants, with a fair value of $3.0 million, to an unrelated party that provided it with equity funding and certain business development services. Cash proceeds from this equity issuance were received partially at December 31, 2009 ($0.8 million) and partially in January 2010 ($1.2 million). The $1.0 million balance of the fair value of the securities issued was expensed as a business development cost within selling, general and administrative expense in 2009. The Company originally recorded the $3.0 million fair value of the securities issued as a 2009 research and development expense. In addition, the Company received $2.0 million of additional cash in connection with this transaction, which is subject to repayment to the unrelated party at that party’s option. This amount has been deposited in escrow and reported in restricted cash and other liabilities at December 31, 2009.

•

In 2009, the Company entered into a series of agreements with a third party for the design, engineering, and construction of a facility for the growth, harvesting and processing of micro-crops. This facility was to be used to demonstrate our technology to potential customers. Company shares were issued in partial payment, in advance, for these services. The Company expensed $1.0 million related to this transaction and reported the full amount at the inception of the transaction rather than as services were performed. The shares earned and retained by the third party have been adjusted to reflect their estimated fair value at issuance of approximately $145,000 and have now been charged to research and development expense. The shares returned by the third party after year-end, which had an estimated value of $342,000, have now been added to other current assets. The net effect of these adjustments reduced 2009 research and development expense by $855,000.

The effect of the correction of these errors on the financial statements is as follows:

Selected Condensed Financial Data

Balance sheet as of December 31, 2009

	Previously Reported	Increase (Decrease)	As Restated

Current assets	$4,808,635	$1,541,726	$6,350,361

Other assets	2,242,075	-	2,242,075

Total assets	$7,050,710	$1,541,726	$8,592,436

Current liabilities	$14,598,359	$(2,800,000)	$11,798,359

Long-term liabilities	36,248,013	866,083	37,114,096

Total liabilities	50,846,372	(1,933,917)	48,912,455

Par stock and paid in capital	20,708,476	3,513,541	24,222,017

Development stage deficit	(58,860,269)	(1,152,561)	(60,012,830)

Noncontrolling interest	(5,643,869)	1,114,663	(4,529,206)

Total liabilities and deficit	$7,050,710	1,541,726	$8,592,436

Statement of operations for the year ended December 31, 2009
	Previously Reported	Increase (Decrease)	As Restated

Revenue	$-	$-	$-

Selling, general and administrative expense (1)	9,293,798	8,107,003	17,400,801

Research and development expense	24,070,534	(8,985,474)	15,085,060

Total expenses	37,138,707	(316,471)	36,822,236

Noncontrolling interest	(5,643,869)	(910,489)	(6,554,358)

Net loss	$(31,494,838)	$(1,226,960)	$(30,267,878)

Basic and diluted loss per share	$(0.30)	$(0.01)	$(0.29)

(1) - previously General and administrative expense

Selected Condensed Financial Data

Balance sheet as of December 31, 2008

	Previously Reported	Increase (Decrease)	As Restated

Current assets	$10,527,100	$-	$10,527,100

Non-current assets	1,071,205	-	1,071,205

Total assets	$11,598,305	$-	$11,598,305

Current liabilities	$3,179,405	$-	$3,179,405

Long-term liabilities	25,319,761	(1,695,917)	23,623,844

Total liabilities	28,499,166	(1,695,917)	26,803,249

Par stock and paid in capital	10,464,570	4,037,838	14,502,408

Development stage deficit	(27,365,431)	(2,379,521)	(29,744,952)

Noncontrolling interest	-	37,600	37,600

Total liabilies and deficit	$11,598,305	-	$11,598,305

Statement of operations for the year ended December 31, 2008
	Previously Reported	Increase (Decrease)	As Restated

Revenue	$-	$-	$-

Selling, general and adminstrative expense (1)	5,051,293	3,200,383	8,251,676

Research and development expense	10,867,277	(1,001,433)	9,865,844

Total expenses	17,166,609	2,983,641	20,150,250

Noncontrolling interest	(40,211)	(122,189)	(162,400)

Net loss	$(17,126,398)	$2,861,452	$(19,987,850)

Basic and diluted loss per share	$(0.17)	$0.03	$(0.20)

(1) - previously General and administrative expense

Selected Condensed Financial Data

Balance sheet as of December 31, 2007

	Previously Reported	Increase (Decrease)	As Restated

Current assets	$190,489	$-	$190,489

Non-current assets	529,936	-	529,936

Total assets	$720,425	$-	$720,425

Current liabilities	$804,216	$-	$804,216

Long-term liabilities	9,666,710	(758,917)	8,907,793

Total liabilities	10,470,926	(758,917)	9,712,009

Par stock and paid in capital	488,532	276,986	765,518

Development stage deficit	(10,239,033)	481,931	(9,757,102)

Noncontrolling interest	-	-	-

Total liabilities and deficit	$720,425	-	$720,425

Statement of operations for the year ended December 31, 2007

	Previously Reported	Increase (Decrease)	As Restated

Revenue	$-	$-	$-

Selling, general and administrative expense (1)	1,604,098	1,380,318	2,984,416

Research and development expense	6,813,459	(1,950,077)	4,863,382

Total expenses	8,861,029	(514,651)	8,346,378

Noncontrolling interest	(32,720)	32,720	-

Net loss	$(8,828,309)	$(481,931)	$(8,346,378)

Basic and diluted loss per share	$(0.09)	$(0.00)	$(0.08)

(1) - previously General and administrative expense

Note 4 Basis of Presentation

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of the Company and its consolidated subsidiary PA, LLC. Noncontrolling interests are accounted for based upon the value or cost attributed to their investment adjusted for the share of income or loss that relates to their percentage ownership of the entire Company. All intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. To the extent cash is received in advance of the Company’s performance or the availability of rights under a license agreement, such amounts are reported as deferred revenue.

Cash and Cash Equivalents and Cash Concentration

The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. The Company at December 31, 2009, has approximately $4.7 million on deposit at a single financial institution.

Restricted Cash

Restricted cash consists of cash received by the Company related to a license for intellectual property, which will be held in escrow until certain actions are taken by the licensee.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009, 2008 and 2007. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts payable, and accrued expenses. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate the amounts expected to be received or paid.

The carrying value of the Company’s note payable approximated its fair value based on the current market conditions for similar debt instruments.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expensed.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. Should there be an impairment, the Company would measure the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal of the impaired assets. There were no impairments in 2009, 2008 or 2007.

Income Taxes

The Company follows ASC 740, Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

As required by ASC 740-10-05, Accounting for Uncertainty in Income Taxes the Company recognizes the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination. The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. Actual results could differ from these estimates.

PA LLC is organized as a limited liability company under the state law of Delaware. As a limited liability company that has elected to be taxed as a partnership, the Company’s earnings pass through to the members and are taxed at the member level. Accordingly, no income tax provision has been included in these financial statements for the operations related to PA LLC.

Loss Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation. This Statement requires that the cost resulting from all stock-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for stock-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for stock-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in stock-based payment transactions.

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

Business Combinations and Non-controlling Interests

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

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Non-controlling Interests in Consolidated Financial Statements). The new accounting standard establishes accounting and reporting standards for the non-controlling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all non-controlling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard resulted in a change in the description and classification of amounts formerly reported as minority interest.

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

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820 (formerly FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities. The provisions of the new standard were effective for interim periods ending after June 15, 2009. The adoption of the new standard on April 1, 2009 did not have a material on the Company’s consolidated financial statements.

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

The Company’s common stock is traded on the Over The Counter Bulletin Board or OTCBB. The Company shares became public through a reverse acquisition and a very small percentage of the issued and outstanding shares are available for active trading since a large majority of shares are held by affiliates. Due to the very limited number of shares held by non-affiliates and the resulting low trading volume in our common stock, our public shares are susceptible to unusual swings in price based on very few trades. Consequently, we determined that the OTCBB trading price of the common stock was no longer a reasonable indicator of the fair value of shares when not issued for cash. Instead, the fair value of our common stock was estimated using a Level 3 fair value measurement. Specifically, fair value of our equity has been estimated by applying discounted cash flow valuation techniques to the Company’s estimate of future cash flows from its business as of the valuation date.

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

Accounting for Variable Interest Entities

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17 which is effective for calendar year reporting entities beginning after January 1, 2010. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The effect of this new guidance on the Company’s revenues, which in turn depends upon the final structure of the Company’s contracts with customers, is still being analyzed.

Note 5  Property and Equipment

Property and equipment and related accumulated depreciation and amortization consist of:

	As of December 31,			Estimated
	2009	2008	2007	useful lives

Leasehold improvements	$613,863	$365,160	$64,090	5-10 years
Furniture and fixtures	81,716	22,567	13,417	3-7 years
Automobiles	62,641	32,344	12,252	2-5 years
Computer and office equipment	230,068	127,019	25,778	1-7 years
Engineering equipment	2,276,908	607,050	357,175	2-7 years
Software and networking	388,029	236,572	105,340	1-5 years
Total cost basis	$3,653,225	$1,390,712	$578,052

Less accumulated depreciation and amortization	(1,416,350)	(324,507)	(55,816)

	$2,236,875	$1,066,205	$522,236

Depreciation expense was $1,137,733, $268,691, $55,108 and $1,462,240 for the years ended December 31, 2009, 2008 and 2007 and the period from inception to December 31, 2009, respectively. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term.

Note 6 Accrued Expenses

Accrued expenses are comprised of the following components:

	2009	2008	2007
Accrued payroll and bonus	$606,454	$1,042,299	$83,649
Accrued vacation compensation	$651,839	$344,051	$31,718
Other accruals	$358,898	$399,991	$294,457

Total accrued expenses	$1,617,191	$1,786,341	$409,824

Note 7 Notes Payable – Related Party

On July 24, 2009, the Company entered into agreements with its principal lender to restructure all of the Company’s loans. The Company, PA LLC, PetroTech Holdings, and LV Administrative Services, Inc., as administrative and collateral agent for PetroTech Holdings, fully executed an Omnibus Amendment, Joinder and Reaffirmation Agreement, which amended (i) the demand notes issued by PA LLC to PetroTech Holdings dated August 21, 2008, September 3, 2008, September 18, 2008 and September 25, 2008 in the aggregate principal amount of $7,222,089, (ii) the convertible demand notes issued by PA LLC to PetroTech Holdings dated April 24, 2009 and May 11, 2009 in the aggregate principal amount of $10,000,000, (iii) the demand note issued by PA LLC to Valens US SPV I, LLC in the principal amount of $417,512 dated August 8, 2008, ((iv) the promissory note dated June 12, 2008 issued by PA LLC in favor of XLTG and assigned to PetroTech Holdings in the principal amount of $25,000,000 and (v) a master security agreement dated August 21, 2008 by PA LLC in favor of LV Administrative Services, Inc. on behalf of PetroTech Holdings. The Company also delivered an equity pledge agreement and a guaranty in connection with the Omnibus Amendment, Joinder and Reaffirmation Agreement. Principally, the maturity of the loans was changed to the dates below.

Notes payable consist of the following at December 31, 2009, 2008 and 2007:

	2009	2008	2007
Note Payable to Valens US	$417,512	$417,512
• Collateral – all assets of the Company
• Interest accrues monthly, at 12% per annum
• Note is due on June 30, 2012

Note Payable to PetroTech Holdings Corp.	7,222,089	7,222,089
• Collateral – all assets of the Company
• Interest accrues monthly, at 12% per annum
• Note is due on June 30, 2012

Convertible Note Payable to PetroTech Holdings Corp.	10,000,000
• Collateral – all assets of the Company
• Interest accrues monthly, at 12% per annum
• Note is due on June 30, 2012 if not converted to common shares as described below

Up to $25,000,000 Note Payable to PetroTech Holdings Corp.	17,849,495	16,921,243	8,907,793
• Collateral – all assets of the Company
• Interest payable monthly, and is drawn into note on a monthly basis at Prime + 2% (5.25% at December 31, 2009)
• Note is due on June 30, 2012
• Permits additional draws to fund interest. Maximum balance of this note is limited to $25 million

Subtotal	35,489,096	24,560,844	8,907,793
Original Issue Discount	(375,000)	(937,000)

Total	$35,114,096	$23,623,844	$8,907,793

The Convertible Note Payable allows the holder to convert all or any portion of the issued and outstanding principal amount and/or accrued interest and fees then due into shares of common stock at a fixed conversion price of $5.43 per share.

Each note payable and the related master security agreement and equity pledge and guaranty agreement contain provisions that specify events of default which could lead to acceleration of the maturity of the debt. These provisions prohibit the encumbrance or sale of the assets of the Company and require maintenance and insurance of the assets of the Company. An event of default would also arise if the Company became insolvent, filed bankruptcy, allowed a change in control or had unresolved judgments against the Company’s assets. As of the balance sheet dates above, none of these events had occurred.

A portion of the notes payable at December 31, 2007, were held by XLTG. During 2007 and 2008 the Company received funding from XLTG in the form of a note with the interest rate at prime + 2%, with the interest drawing into the note after each month. Activity under this note included cash advances of $5,255,000 and $5,300,000 in 2008 and 2007, respectively, and non cash advances totaling $2,758,450 and $3,607,793 in 2008 and 2007, respectively. Non cash advances included PIK interest of $928,252 and $961,749 in 2008 and 2007, respectively. In January 2008, an option to acquire 2,029,337 membership interests in PetroAlgae, LLC for 30 years at a price of less than one cent each was issued to XLTG as additional consideration for funding under the note. The issuance of this option has been accounted for as an original issue discount on the related debt in the initial amount of approximately $1.45 million and is being amortized over the remaining term of the debt. The amortization of this discount of $562,000 and $516,000 in 2009 and 2008, respectively, has been included in interest expense.

In August 2008, the note and related option to acquire PetroAlgae, LLC membership interests that was held by XLTG was acquired by PetroTech Holdings.

The balance of this note at December 31, 2009 and 2008, was $17,849,495 and $16,921,243. A portion of the note was assigned to Valens US, the controlling interest in PetroTech Holdings and an affiliate of the Company.

Interest expense related to these notes, including the amortization of original issue discount, was $3,198,642, $1,764,039, $433,472 and $5,406,153 during the years ended December 31, 2009, 2008 and 2007 and the period from inception to December 31, 2009, respectively. No interest was capitalized during these periods.

Note 8 Leases

The Company has non-cancellable operating leases for office space and certain land used in its business that expire through 2010. The Company has four extension periods remaining on its land lease, which provide for an increase in annual rent of approximately 20% during the extension period. In addition, XLTG currently sub leases office space to PetroAlgae Inc. on a month to month basis, at a current rate of $41,321 per month.

Rental expense for all operating leases during 2009, 2008, 2007 and since inception was $749,890, $436,592, $73,725 and $1,271,675, respectively.

Note 9 Stockholders’ (Deficit) Equity

Authorized Capital. The Company’s equity consists of 300,000,000 shares of $.001 par value common stock, of which approximately 106,229,000 shares have been issued and are outstanding at December 31, 2009. In addition, the Company may issue up to 25,000,000 shares of preferred stock. No preferred stock is outstanding.

Issuance of Common Stock

At Inception, the Company issued 100,000,000 shares of common stock (as adjusted to reflect the capital accounts of the legal acquirer in the reverse acquisition that took place in December 2008) in exchange for cash of $488,532.

To date, the Company has used a Level 3 valuation method to determine share fair value as well as the value of PA LLC’s ownership interests. Specifically, the Company employed valuation experts to conduct valuations based primarily upon a discounted cash flow analysis using inputs that were not externally observable, in this case its management’s estimate of future cash flows from its business, to determine fair value. The Company uses this methodology because the trading price of its common stock on the Over The Counter Bulletin Board service or OTCBB is considered a less meaningful indication of fair value because a very small percentage (less than 1%) of the issued and outstanding shares are available for active trading since a large majority of shares are held by affiliates or are restricted securities. Due to the very limited number of shares held by non-affiliates and the resulting low trading volume, the Company’s public shares are susceptible to unusual swings in price based on very few trades. Consequently, the Company concluded that the OTCBB trading price of the common stock is not considered a reasonable indicator of the fair value of its shares.

During December 2008, the Company issued 3,174,603 shares of common stock for cash of $3.15 per share aggregating $10,000,000 pursuant to a private placement with a related party.

Issuance of Common Stock for Services

During December 2008, the Company issued 1,000,000 shares of common stock for consulting services to be performed by a related party through December 2010. The shares were valued at $3.15 per share aggregating $3,150,000 based on the sale of common stock described above which approximated fair market value on the date it was agreed the shares would be issued. The $3,150,000 was recorded as deferred compensation and $1,575,000 and $43,750 was amortized during 2009 and 2008.

On January 15, 2009, the Company entered into a Stock Purchase Agreement with Engineering Automation and Design Inc., a Nebraska corporation (“EAD”), pursuant to which the we issued 151,057 shares of common stock as partial consideration, in advance, for certain services relating to the design, engineering, and construction of facilities for the growth, harvesting and processing of micro-crops for demonstration of our technology to potential customers. In February 2010, EAD returned 106,126 shares of common stock to the Company, which were canceled. The shares earned and retained by EAD under the related agreements were accounted for at their estimated fair value at issuance of approximately $144,678 (44,931 shares at $3.22 fair value per share) and charged to research and development expense. The shares returned after year-end, which had an estimated value of $341,725, have been included in other current assets at December 31, 2009.

During December 2009, the Company issued approximately 9,500 shares of common stock valued at an estimated fair value of $5.50 per share for legal services.

Issuance of Common Stock and Warrants (“units”)

During August through October 2009, the Company sold 1,437,500 units consisting of one share of common stock and a warrant to purchase a share of common stock at $15.00 for a period of 5 years for $8.00 per unit or $11,500,000 as follows:

562,500 units to an affiliate

875,000 units to third parties

The units sold to the third parties included an additional 875,000 warrants exercisable at $8.00 per share and 875,000 options exercisable at $15.00 per share through December 31, 2009. These additional rights expired unexercised and the fair value at issuance of these rights was determined to be negligible.

The 562,500 units sold to the affiliate and 375,000 of the units to a third party contained share price and warrant exercise price guarantees. The purchase price of the common stock and the exercise price of the warrants will be adjusted in the event that the Company issues common stock or warrants at a price below $8.00 for common shares or a $15.00 exercise price for warrants for a period of six months from the purchase date. Because of these potential adjustments, the shares issued and the warrants are accounted for as liabilities. The cash proceeds received of $7,500,000 were allocated between the fair values of the common stock and warrants (averaging $5.75 per common share and $2.25 per warrant) and the total was recorded as a liability due to the uncertain number of shares that will be required to be issued due to the share price guarantee. The fair value of the warrants was estimated using the Black-Scholes valuation model, based on the estimated fair value of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, an expected life equal to the remaining term of the instruments and an estimated volatility of 75%. Because the guaranty provisions were not required to be fulfilled by the Company, the common stock and warrants will be reclassified to equity.

During December 2009, the Company issued 357,143 units consisting of one share of common stock and a warrant to purchase a share of common stock at $15.00 for a period of 5 years in exchange for a 30% interest in Green Sciences Energy, LLC, a subsidiary of Congoo, LLC. The units were valued at $8.00 per unit or $2,857,144. The value of the units issued was allocated between the fair values of the common stock and warrants of $2,021,429 ($5.66 per share) and $835,714 ($2.34 per warrant), respectively. The fair value of the warrants was estimated using the Black-Scholes valuation model, based on the estimated fair value of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, an expected life equal to the remaining term of the instruments and an estimated volatility of 75%. In addition, the Company issued an additional 250,000 warrants exercisable at $8.00 per share for a period of 6 months and 250,000 warrants exercisable at $15.00 per share for a period of 6 months. These additional warrants expired unexercised on June 30, 2010. The Company estimated the fair value of the 500,000 additional warrants using the Black-Scholes option pricing model and the same assumptions stated above, resulting in an estimated fair value of the options of $161,000. The excess of the fair value of all securities issued to Green Sciences Energy, LLC of $3,018,144 over the $2 million of cash received in 2009 ($.8 million) and 2010 ($1.2 million) has been recognized as a business development cost included in SG&A expense in 2009. The Company simultaneously entered into a license of its technology with these entities, as explained in Note 10.

Noncontrolling Interest

During 2006, the Company issued 5% of the Class A voting units (1,000,000 units) of PA LLC as partial consideration for a license to certain technology from AzTE. AzTE has been granted anti-dilution rights and is entitled to 5% of the fully diluted capitalization of PA LLC. Pursuant to the anti-dilution clause, the Company would be required to issue AzTE an additional 156,017 units as of December 31, 2009.

Grant of PA LLC Profits Interests to Employees

PA LLC has an equity compensation plan which allows it to grant employees and consultants awards of profits interests in restricted Class B ownership units (“the Interests”) and is limited to 14% of the total outstanding units.

The Company granted 674,500 and 2,816,471 Interests during 2007 and 2008, respectively, to the majority of its employees as of the date that they began employment with the Company. As of December 31, 2009, the granted Interests, net of Interests forfeited, totaled approximately 2.9 million or 12.6% of total outstanding units. These Interests give the recipient the right to participate in the income of PA LLC and any distribution that may arise from a liquidity event to the extent that such realized amounts exceed the ownership unit fair value at the date of grant. The Company determined the fair value of these grants using a probability-weighted present value calculation, as further described below.

The fair value of the Interests granted was calculated by modeling the cash impact of possible future Company liquidity event scenarios in relation to the economics of the agreements. The key steps in this process for each grant were as follows:

•	The likelihood and expected value of an IPO, a sale to a strategic buyer, and a financial sale or LBO were estimated based on information that was available to management at the date of the grants,

•	The probability of achieving each scenario was estimated based the Company’s outlook at grant date based upon milestones accomplished at that point and future hurdles,

•	The probability-weighted future values were converted to future liquidity per share by dividing projected proceeds by the units outstanding before each grant,

•	The estimated fair value per unit at grant date (determined by employing discounted cash flow analyses to the business’ projections) was deducted from the estimated future value per unit to derive the gross potential Interest associated with each grant,

•	The gross cash flow estimated for each Interest was then discounted to present value based upon the weighted average time required to accomplish estimated liquidity events using a 60% discount rate, which is consistent with discount rates applied in the valuation of development stage technology companies.

The grants of Interests contain restrictions that allow the Company to repurchase the units for nominal consideration until a service period or other condition is met. This restriction is removed over a service period (generally four years) with regard to approximately 2.15 million Interests. During 2009, 2008 and 2007, compensation expense related to these Interests was $2.0 million, $2.4 million and $0.3 million, respectively. The related compensation expense is recognized as a S,G&A or research and development expense, depending upon the recipient’s role in the Company. Unrecognized compensation cost related to these Interests which are still restricted totaled $3.0 million as of December 31, 2009 and is expected to be expensed over the next three years. An aggregate of approximately 655,000 of these Interests remained restricted at December 31, 2009. An aggregate of 257,860, 156,300 and 127,800 of these Interests were forfeited and repurchased during 2009, 2008 and 2007, respectively.

Five senior officers were granted an aggregate 1.34 million Interests that are subject to repurchase for nominal consideration until a significant liquidity event is accomplished. Because that condition has not yet been met, these grants are considered contingent and are not currently amortized. This amount will be recognized as compensation expense during the period when the liquidity event is fully accomplished. The amount and nature of the liquidity event was changed in July 2009 from a requirement to obtain $150 million of distributions and/or debt repayments to the Company’s controlling shareholder to a requirement to obtain $25 million of new liquidity for the Company. This change resulted in a $4.6 million increase in the unrecognized compensation expense to $6.0 million as of December 31, 2009. All of these Interests remain restricted and outstanding as of December 31, 2009.

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

These options generally become exercisable on a ratable basis over four years beginning at each recipient’s date of hire. Two senior officers received grants that become exercisable either ratably over four years or upon the accomplishment of two of four business objectives, whichever occurs sooner. The Company estimates that the business objective criteria will be met in two years and is amortizing the cost of these grants over a two year period. The Company determined the fair value of these options using the Black-Scholes model using assumptions described in detail below. Compensation cost is being recognized as a S,G&A or research and development expense, depending upon the recipient’s role in the Company, over the required service period of each grant.

The fair value of the employee option grants were determined by incorporating the following assumptions into the Black-Scholes option pricing model:

Grant dates	June 2009	July 2009
Share fair value	$4.22	$4.40
Exercise price	$8.50	$8.00
Risk-free interest rate	3.01%	2.8%
Expected term	6 ¼ years	6 ¼ years
Expected volatility	75.2%	75.2%
Dividend yield	0%	0%

The Black-Scholes calculations resulted in the determination of the following compensation cost:

	June 2009	July 2009
Fair value per option	$2.36	$2.54
Number of options granted	1,072,500	45,000
Fair Value	$2,531,100	$114,300

To date, the Company has used a Level 3 valuation method to determine share fair value. Specifically, the Company employed valuation experts to conduct valuations based primarily upon a discounted cash flow analysis using inputs which were not externally observable, in this case our management’s estimate of future cash flows from our business, to determine fair value. The Company uses this methodology because the trading price of its common stock on the Over The Counter Bulletin Board service or OTCBB is considered a less meaningful indication of the fair value because a very small percentage (less than 1%) of the issued and outstanding shares are available for active trading since a large majority of shares are held by affiliates or are restricted securities. Due to the very limited number of shares held by non-affiliates and the resulting low trading volume, the Company’s public shares are susceptible to unusual swings in price based on very few trades. Consequently, the Company concluded that the OTCBB trading price of the Company common stock is not considered a reasonable indicator of the fair value of its shares.

The Company estimates volatility in accordance with SEC SAB No. 107, “Share-based Payment” based on an analysis of expected volatility of share trading prices for a peer group of companies. Over a period of time similar to that of the expected option life, the volatility in share price of these alternative energy and clean-tech companies averaged 75%.

The risk-free interest rate is based on the yield of U.S. Treasury securities with a remaining maturity equal to the expected term of the option as of the date of issuance. Because the Company does not have history on which to judge the period over which the options will be outstanding, the expected life of the options has been determined utilizing the simplified method allowed for “plain vanilla” options as described by SAB No. 107. The Company’s expected dividend yield was assumed to be zero as we have not paid, and do not anticipate paying, cash dividends on common stock.

Because the Company has very little history from which to estimate forfeiture of options or grants, it accounts for such forfeitures prospectively, that is, in the period in which they actually occur.

A summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value
Balance at December 31, 2008	—	—	—
Granted June 17, 2009	1,072,500	$8.50	$2.36
Granted July 16, 2009	45,000	$8.00	$2.54
Exercised/Forfeited	(200,000)	$(8.50)	$2.36

Balance at December 31, 2009	917,500	$8.48	$2.37

During 2009, a total of 7,000 of the options granted during the year became exercisable by year-end and the fair value of such options at December 31, 2009, was $16,520. Unrecognized compensation cost related to unvested options totaled approximately $2.1 million as of December 31, 2009 and is expected to be expensed over the next four years. No options were exercised during 2009.

As of December 31, 2009, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0.00 and the aggregate intrinsic value of currently exercisable stock options was $0.00. The intrinsic value of each option share is the difference between the estimated fair market value of the common stock and the exercise price of such option share. The Company estimates that at the end of the year, the fair value of its common stock is less than the exercise price of all outstanding options.

Inputs to both the PA LLC profits interest fair value calculation and the Company’s stock option Black-Scholes model are subjective and generally require significant judgment to determine. If, in the future, the Company determines that another method for calculating the fair value of its stock-based compensation is more reasonable, or if another method for calculating these input assumptions is prescribed by authoritative guidance, the fair value calculated for its stock-based compensation could change significantly. Regarding stock options, higher volatility and longer expected terms generally result in an increase to stock-based compensation expense determined at the date of grant.

Note 10 Licenses for Intellectual Property

During 2007, a minority member of PA LLC contributed licensed intellectual property to PA LLC. In exchange for the licensed intellectual property, the member accepted an ownership interest of 1,000,000 Class A Units (see Note 9), $1,550,000 in cash, and a contingent obligation to make certain payments if licensed products derived from this intellectual property are sold. The Company determined that the intellectual property will not be used in its products and accordingly expensed the non-refundable portion of the payments to research and development expense.

In December 2009, entered into a master license agreement with Congoo, LLC which was later assigned to Green Science Energy, LLC, its controlled affiliate. Under this agreement, the Company granted the licensee the right to market and sell sub-licenses and licensed product within Egypt and Morocco for 13 months. The agreements provided for a $2.0 million payment to us which has been escrowed and recorded as restricted cash. The licensee has the right to exercise an option to cease marketing the Company’s intellectual property and will be refunded the $2.0 million if it does so and delivers a sufficient list of prospective customers to the Company by January 2011.

Note 11 Retirement Plan

Employees of PA LLC may participate in a 401k retirement plan sponsored by the Company. PA LLC will match the contribution made by participating employees up to 4% of their eligible salaries. Matching contributions were $220,263, $97,228 and $3,881 during 2009, 2008 and 2007, respectively.

Note 12 Income Taxes

The Company has not recorded any income tax expense or benefit for the years ended December 31, 2009 and 2008 primarily due to our history of operating losses. Because the Company was a limited liability company and passed through its losses to its owners before the reverse acquisition (December 19, 2008), no federal or state tax benefit or provision was reported by the Company for periods before that date.

The reconciliation of income tax benefit at the statutory federal income tax rate of 35% to net income tax benefit for the years ended December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008
U.S. federal benefit at statutory rate	$(12,887,783)	$(7,052,588)
State income taxes, net of federal benefit	(1,243,056)	(29,453)
Losses incurred as LLC (before reverse acquisition)	—	6,760,481

Nondeductible equity compensation	695,627	—
Other items	22,372	(12,277)
Increase in valuation allowance	13,412,840	333,837

	$—	$—

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows:

	December 31,
	2009	2008
Deferred tax assets
Net operating loss and research and development credit carryforwards	$14,300,976	$352,168
Intangibles and fixed assets	9,676,196	10,385,445
Accruals and other items	444,064	497,856
Stock-based compensation	227,073	—
Total deferred tax assets	24,648,309	11,235,469
Less: Valuation allowance	(24,648,309)	(11,235,469)

Net deferred tax assets	$—	$—

At December 31, 2009 and 2008 we had net operating loss carryforwards of approximately 37.0 million and 0.9 million, respectively, available to reduce future taxable income, if any, for federal and state income tax purposes. The net operating loss carryforwards expire between 2023 and 2024, and valuation allowances equal to the full amounts have been provided.

Utilization of the net operating loss carryforwards may be subject to an annual limitation if the Company experiences a tax code defined change in ownership in excess of percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of the net operating loss before utilization.

The Company reviews its deferred tax assets on a regular basis to evaluate their recoverability based upon expected future reversals of deferred tax liabilities, projections of future taxable income, and tax planning strategies that it might employ to utilize such assets, including net operating net operating loss carryforwards. Based on the positive and negative evidence of recoverability, the Company establishes a valuation allowance against the net deferred assets unless it is “more likely than not” that it will recover such assets through the above means. In the future, the Company’s evaluation of the need for the valuation allowance will be significantly influenced by its ability to achieve profitability and its ability to predict and achieve future projections of taxable income.

As required by ASC 740-10-05, Accounting for Uncertainty in Income Taxes the Company recognizes the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination. The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. Actual results could differ from these estimates. The Company adopted ASC 740-10-05 on January 1,2007. Since adoption, the Company has not recognized any liability for unrecognized tax benefits or incurred any interest or penalties under this pronouncement.

The Company files U.S. and state income tax returns with varying statutes of limitations. Both 2008 and 2009 tax years remain open to examination.

Note 13 Related Party Transactions

During 2008, 2007 and the period from inception to December 31, 2009, the Company paid XLTG an aggregate of $2,166,524, $1,699,047 and $4,154,714, respectively, as reimbursement for administrative, executive management, business development and other services which have been included in SG&A expense for those periods.

As of December 31, 2008 and 2007, approximately $62,000 and $200,000, respectively, was due to XLTG for administrative services performed for the Company and is included in accrued expenses in the accompanying consolidated balance sheets.

The Company currently sub-leases office space from XLTG on a month to month basis at a rate of $41,321 per month.

The Company leases land where its bioreactor demonstration site is located from a related party on an annual basis for approximately $47,000. The Company has four extension periods on this lease, subject to a one-time increase in annual rent of approximately 20% that would be effective in July 2011.

During December 2008, the Company issued 1,000,000 shares of common stock for consulting services to be performed by a company owned by a board member through December 2010. These consulting services consist of general business and financial consulting and assistance in negotiating sales, financing and other agreements. The fair value of the shares issued was $3,150,000 which was initially recorded as unearned compensation, a reduction of paid in capital. The balance of unearned compensation is displayed separately as additional information on our statement of changes in stockholder’s deficit. During 2009 and 2008, $1,575,000 and $43,750, respectively, was amortized as SG&A expense.

During 2009, the Company paid approximately $373,000 for consulting services performed by related parties and affiliates of the Company. No amounts were payable to these parties at December 31, 2009.

Note 14 Subsequent Events

Equity Issuances

From February through May 2010, the Company sold an aggregate of 787,500 units consisting of one share of common stock and a warrant to purchase a share of common stock at $15.00 for a period of 5 years for $8.00 per unit or $6.3 million as follows:

687,500 units sold to affiliates for $5.5 million

100,000 units to sold third parties for $0.8 million

The 687,500 units sold to affiliates contained share price and warrant exercise price guarantees. The purchase price of the common stock and the exercise price of the warrants will be adjusted in the event that the Company issues common stock or warrants at a price below $8.00 for common shares or a $15.00 exercise price for warrants for a period of six months from the purchase date. Because of these potential adjustments, the full $5.5 million in proceeds will be recorded as a liability due to the uncertain number of shares that will be required to be issued due to the share price guarantee in accordance with ASC guidance. liability If at the expiration of the six month share price guaranty period the guaranty provisions are not required to be fulfilled by the Company, it is expected that the common stock and warrants will no longer be required to be accounted for as liabilities and will be reclassified to equity.

Debt Issuances

On May 27, 2010, June 23, 2010, and July 21, 2010 PetroTech Holdings Corp. funded $2,300,000, $1,100,000, and $1,000,000, respectively, to PA LLC pursuant to the terms of a separate secured term notes. Each of these notes provide for interest at 12%, which is accrued as a PIK amount, and are due on June 30, 2012.

Return of Company Shares

On June 2, 2010, the Company entered into an agreement with AzTE that provides for recovery of the 1,000,000 class A voting units of PA LLC, which were issued to AzTE during 2006. The agreement also provided for return of AzTE-licensed technology, the cancellation of all existing and future obligations and agreements between PetroAlgae and AzTE and the payment of $600,000 by the Company to AzTE. The PA LLC interests that were recovered were canceled.

ITEM 9A(T).        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). In light of the adjustments explained and presented in this Form 10-K/A, we have determined that as of December 31, 2009, the Company’s system of internal control over financial reporting was not effective.

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

Due to the early stage of the Company’s development and the limited funds available to it, the Company has a small number of accounting personnel that process and report on certain financial transactions that present a relatively high degree of technical accounting complexity. The Company believes that the material errors that were identified and corrected in its 2009 Form 10-K/A occurred and were not detected until recently due to the following material weaknesses in internal controls, which are being remediated as indicated below:

•	The Company’s accounting staff was small and did not include personnel with the requisite technical expertise to evaluate complex transactions – the Company replaced the accounting department head with a CPA that has 25 years’ experience handling complex transactions and public reporting requirements. Other staffing changes will be made as deemed necessary.

•	Communication between management and the accounting staff regarding certain complex transactions and changes in the business appears to have been inadequate – we have established stronger lines of communication and documentation procedures to ensure that the substance of all transactions are fully understood and properly reported.

•	The Company did not have a rigorous policy or procedure for establishing the value of equity and equity-linked securities when issued to employees or others for non-cash consideration – we have established a framework and detailed process of fair value estimation for such securities that is consistent with GAAP rules that will be followed in all future transactions.

The remediation of material weaknesses and other deficiencies in internal controls is a continuing work in progress due to the issuance of new accounting standards and changes in our business. However,

remediation of known weaknesses is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary. As of the date of this report, our management believes that the ongoing increase in our accounting resources will permit us to remediate all material weaknesses and significant deficiencies in internal control over financial reporting.

Notwithstanding the aforementioned material weakness, our management performed additional analyses, reconciliations and other procedures to determine that, after giving effect to the adjustments made in this Form 10-K/A, the Company’s consolidated financial statements for the periods covered by and included in this annual report are fairly stated in all material respects in accordance with generally accepted accounting principles in the U.S. for each of the periods presented herein.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Summary Compensation Table

Name and Principal	Year	Salary		Bonus	Company Stock Awards (2)	Total Compensation
Position
Ottmar Dippold,	2007	$210,000		$—		$210,000
Chief Executive Officer	2008	$233,077		$68,900	$2,421,069	$2,723,046
	2009	$276,385	(1)	$—		$276,385
Jim McCreary,	2007	$200,000		$—		$200,000
Chief Operating Officer	2008	$200,000		$53,000	$809,200	$1,062,200
	2009	$215,385		$—		$215,385
David Szostak,	2007	$300,000		$—		$300,000
Chief Financial Officer	2008	$271,154		$59,625	$1,206,900	$1,634,879
	2009	$225,000	(1)	$—		$225,000
John Scott,	2007	$500,000		$—		$500,000
Chairman of the Board	2008	$451,923		$99,375	$3,576,000	$4,415,298
	2009	$477,404	(1)	$—		$477,404

The following table sets forth information with respect to equity awards in PA LLC held by PA LLC’s principal executive officers at December 31, 2009.

Name	Unvested Units	Vested Units (3)	Total Unit Awards (2)
Ottmar Dippold	104,718	314,152	418,870
Jim McCreary	115,000	35,000	140,000
David Szostak	270,000	—	270,000
John Scott	800,000	—	800,000

(1)	Includes certain amounts that, upon mutual agreement between the Company and the executive officers, have been withheld and will be paid upon consummation of this offering. The aggregate amount is approximately $80,000 for the three officers referenced above.
(2)	Incentive equity awards in PA LLC are in the form of restricted Class B Membership Units. When granted, the units are subject to repurchase by the Company. Based upon either a service period or the accomplishment of a liquidity event, the right of the Company to repurchase these units is removed.

(3)	Employees holding Class B Membership Units that are not subject to repurchase by the Company will be able to exchange their equity interests for PetroAlgae Inc. common stock.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements. The following consolidated financial statements, related notes, report of independent registered public accounting firm and supplementary data are incorporated by reference into Item 8 of Part II of this Amendment No. 1 to Form 10-K/A:

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

31.1	Rule 13a-14(a) Certification by the Principal Executive Officer

31.2	Rule 13a-14(a) Certification by the Principal Financial Officer

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2010

PETROALGAE INC.

By:	/s/ David Szostak
Name:	David Szostak

Title:	President (Principal Executive Officer and Principal Financial Officer)