Form 10-Q/A
period 2010-03-31
PetroAlgae Inc.
filed 2010-08-06
CIK 927472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Explanatory Note

We originally filed our Quarterly Report on Form 10-Q for the year ended March 31, 2010 with the Securities and Exchange Commission (“SEC”) on May 17, 2010.

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q (“Amendment No. 1”) to restate our financial statements as of March 31, 2010 and 2009, and the results of operations and cash flows for the three month periods then ended and the period from inception (September 22, 2006) to March 31, 2010 (collectively, the “Company Financial Statements”) and to report the identification of a material weakness in our accounting controls.

The Company Financial Statements included in this Amendment No. 1 have been restated to adjust the amounts or accounting treatment of certain transactions and to record a non-cash transaction. These adjustments can be summarized as follows:

•

In 2008 and 2007, the Board of Directors of PA LLC, granted 106 employees restricted ownership units in PA LLC. These ownership units generally vest over a period of four years. At each grant date, the restricted ownership unit awards were accounted for based upon an incorrect fair value calculation. Revised grant values determined using corrected Company fair value estimates resulted in additional compensation expense of approximately $0.5 million and $0.6 million for the three months ended March 31, 2010 and March 31, 2009, respectively.

•

The nature and amount of the Company’s expenditures have changed and increased from inception (September 22, 2006) through March 31, 2010. Consequently, it has been determined that a new category, Selling, General and Administrative (“SG&A”) expense, should be presented through this period. This category includes senior management and overhead costs, business development expenditures, system infrastructure costs, accounting and legal costs and intellectual property management costs. Other costs, which are related to experimentation and development of the Company’s technology, are presented as Research and Development expense. The effect of this reclassification was to decrease Research and Development expense by $1.2 million for each of the three month periods ended March 31, 2010 and March 31, 2009 and to increase SG&A expense by the same amounts with no net increase to expenses.

•

In 2008, an option to purchase ownership units in PA LLC was issued to XL Tech Group, LLC, a related party (“XL”), in connection with continued borrowings under a Company debt facility outstanding with XL. This option, which remains outstanding, had a fair value of approximately $1.5 million and was not recorded at issuance. This transaction has now been accounted for as a discount from the carrying amount of the related debt and the amortization of the discount added $140,500 to interest expense for each of the three month periods ended March 31, 2010 and March 31, 2009.

•

In 2009, the Company issued common stock and warrants, with a fair value of $3.0 million, to an unrelated party that provided it with equity funding and certain business development services. Cash proceeds from this equity issuance were received partially in December 31, 2009 ($0.8 million) and partially in January 2010 ($1.2 million). The $1.0 million balance of the fair value of the securities issued was expensed as a business development cost within selling, general and administrative expense in 2009. The Company originally recorded the $3.0 million fair value of the securities issued as a 2009 research and development expense. In addition, the Company received $2.0 million of additional cash in connection with this transaction, which is subject to repayment to the unrelated party at that party’s option. This amount has been deposited in escrow and reported in restricted cash and other liabilities at March 31, 2010. This adjustment resulted in the reversal of $500,000 of revenue previously reported for the three months ended March 31, 2010. Also, previously reported deferred revenue of $1.5 million at March 31, 2010 has been reversed.

•

In January 2009, the Company entered into a series of agreements with a third party for the design, engineering, and construction of a facility for the growth, harvesting and processing of micro-crops. This facility was to be used to demonstrate our technology to potential customers. Company shares were issued in partial payment, in advance, for these services. The Company expensed $1.0 million related to this transaction and reported the full amount at the inception of the transaction rather than as services were performed. The cost of the shares issued has been adjusted to estimated fair value in the first quarter of 2009. The effect on the three months ended

March 31, 2009, was a reduction of $0.5 million to both paid in capital and research and development expense. The shares not earned by the third party were returned and cancelled by the Company in the first quarter of 2010, resulting in an approximately $342,000 reduction in paid in capital and other current assets. Originally, this entry was not recorded during the quarter.

The following items in this report have been amended to give effect to the restatement of the Company Financial Statements:

Item 1. Financial Statements and Supplementary Data;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Item 4. Controls and Procedures.

ITEM 1.	FINANCIAL STATEMENTS

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2010 (Unaudited and restated)	December 31, 2009 (as restated)
ASSETS
Current assets:
Cash and cash equivalents	$190,677	$2,679,302
Restricted cash	2,000,000	2,000,000
Prepaid expenses	96,900	129,333
Other current assets	—	1,541,726

Total current assets	2,287,577	6,350,361

Property and equipment	4,034,088	3,653,225
Accumulated depreciation	(1,675,055)	(1,416,350)

Net property and equipment	2,359,033	2,236,875
Deposits	5,200	5,200

Total assets	$4,651,810	$8,592,436

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$727,738	$536,328
Accrued expenses	1,769,318	1,617,191
Accrued expenses - related party	2,677,175	2,144,840
Liability related to equity issuance	7,500,000	7,500,000

Total current liabilities	12,674,231	11,798,359

Notes payable - related party	35,489,896	35,114,096
Other liabilities	2,000,000	2,000,000

Total liabilities	50,164,127	48,912,455

Commitments and Contingencies
Stockholders’ deficit:
Common stock - $.001 par value, 300,000,000 shares authorized, 106,454,480 and 106,229,356 shares issued and outstanding, respectively	106,454	106,229
Paid in capital	27,200,441	24,115,788
Deficit accumulated during the development stage	(67,219,715)	(60,012,830)

Total PetroAlgae Inc. stockholders’ deficit	(39,912,820)	(35,790,813)
Non-controlling interest	(5,599,497)	(4,529,206)

Total stockholders’ deficit	(45,512,317)	(40,320,019)

Total liabilities and stockholders’ deficit	$4,651,810	$8,592,436

See the accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited and restated)

	Three Months Ended		For the Period From September 22, 2006 (Inception) Through March 31, 2010
	March 31, 2010	March 31, 2009
Revenue	$—	$—	$—

Costs and expenses:
Selling, general and administrative	3,549,530	4,403,307	32,366,044
Research and development	4,049,374	2,639,006	35,094,055
Interest expense - related party	909,889	592,826	6,316,042
Depreciation	258,706	162,921	1,720,946

Total costs and expenses	8,767,499	7,798,060	75,497,087

Net loss before non-controlling interest	(8,767,499)	(7,798,060)	(75,497,087)

Net loss attributable to non-controlling interest	1,560,614	1,450,439	8,277,372

Net loss attributable to PetroAlgae Inc.	$(7,206,885)	$(6,347,621)	$(67,219,715)

Basic and diluted common shares outstanding	106,275,826	104,400,070

Basic and diluted loss per share	$(0.07)	$(0.06)

See the accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited and restated)

	Three Months Ended		For the Period From September 22, 2006 (Inception) Through March 31, 2010
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net loss	$(8,767,499)	$(7,798,060)	$(75,497,087)
Adjustments to reconcile net loss before non-controlling interest to net cash used in operating activities:
Amortization of original issue discount	140,500	140,500	1,218,500
Amortization of company options	382,854	—	971,507
Amortization of unearned services	393,750	393,750	2,012,500
Employee compensation by grant of PA LLC units	490,323	559,496	5,194,902
Expenses paid and interest added to notes payable - related party	235,300	227,423	9,674,636
Expenses paid by issuance of common stock	—	144,680	1,214,230
Depreciation	258,706	162,921	1,720,946
Loss on disposition of equipment	—	808	126,830
Decrease (increase) in prepaid expenses	32,433	(32,377)	(96,900)
Increase in deposits	—	—	(5,200)
Increase in accounts payable	191,410	760,487	781,391
Increase (decrease) in accrued expenses	684,462	(372,182)	2,247,999

Net cash used in operating activities	$(5,957,761)	$(5,812,554)	$(50,435,746)

Cash flows from investing activities:
Proceeds from sale of asset	—	—	36,000
Acquisition of property and equipment	(380,864)	(1,012,562)	(4,242,809)

Net cash used in investing activities	$(380,864)	$(1,012,562)	$(4,206,809)

Cash flows from financing activities:
Member contributions	—	—	488,532
Reverse merger	—	—	99
Common stock and warrants issued for cash	2,650,000	—	24,150,000
Borrowings under notes payable - related party	—	—	28,194,601
Issuance of common stock and warrants for cash	1,200,000	—	2,000,000

Net cash provided by financing activities	$3,850,000	$—	$54,833,232

Net (decrease) increase in cash	(2,488,625)	(6,825,116)	190,677

Cash and cash equivalents - beginning of period	2,679,302	10,416,823	—

Cash and cash equivalents - end of period	$190,677	$3,591,707	$190,677

Non-cash investing and financing activities:
Stock and warrants issued for other liability	$2,500,000	$—	$10,000,000
Common stock issued for other current asset	$(342,000)	$342,000	$—
Common stock issued for unearned services	$—	$—	$3,150,000
Long term liability incurred for restricted cash	$—	$—	$2,000,000

See accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2010

(Unaudited and restated)

Note 1 Organization

PetroAlgae Inc. (the “Company”) began its operations through its controlled subsidiary, PetroAlgae LLC (“PA LLC”), on December 19, 2008, as the outcome of the reverse acquisition described below. PA LLC was formed by XL TechGroup, Inc. (“XL”, a related party and its sponsor and parent until December 19, 2008) on September 22, 2006 as a Delaware limited liability company to develop technologies to commercially grow, harvest and process micro-crops. PA LLC’s primary business model is to license this technology to large customers who will commercially produce this biomass, which in turn is processed into two co-products: (1) renewable fuel feedstock, and (2) protein for supplementation of animal feed and potentially human food ingredients.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and Rule 8.03 of Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2009 and 2008, and for the years then ended and the period from inception to December 31, 2009, included in the Company’s Form 10-K/A.

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

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of the Company and its consolidated subsidiary PA, LLC. Non-controlling interests are accounted for based upon the value or cost attributed to their investment adjusted for the share of income or loss that relates to their percentage ownership of the entire Company. All intercompany transactions and balances have been eliminated in consolidation.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2010. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited and restated)

payable, accrued expenses, notes payable and due to affiliates. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate the amounts expected to be received or paid.

The carrying value of the Company’s notes payable approximated their fair value based on the current market conditions for similar debt instruments.

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

Reverse Acquisition

On December 19, 2008, a reverse acquisition was completed under which, for accounting purposes, PA LLC is deemed to be the acquirer and PetroAlgae Inc., the legal acquirer, is deemed to be the acquired entity. No goodwill was recognized as PetroAlgae Inc. was a “shell” company before the acquisition. The former shareholders of PetroAlgae Inc. retained an aggregate of 99,586 shares of common stock, which were recorded at par value of $99.

Note 2 Going Concern

The Company is currently in the development stage at March 31, 2010 as it is continuing the development of its product and has not yet recognized any revenues. The Company’s external auditors issued a going concern opinion as of December 31, 2009. The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has never been profitable and has incurred significant losses and cash flow deficits. For the three months ended March 31, 2010 and 2009 and the period from September 22, 2006 (inception) to March 31, 2010, the Company reported net losses of $7.2 million, $6.3 million, and $67.2 million, respectively, and negative cash flow from operating activities of $6.0 million, $5.8 million, and $50.4 million, respectively. As of March 31, 2010, the Company has an aggregate accumulated deficit of $67.2 million. The Company anticipates that operations will continue to report losses and negative cash flow during the remainder of 2010. As a result of these net losses and cash flow deficits and other factors, there is a substantial doubt about the Company’s ability to continue as a going concern. The Company is currently seeking additional funding from its principal shareholder and unrelated third parties. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited and restated)

Note 3 Correction of Errors

The Company recently identified certain errors in its previously issued quarterly financial statements for the three months ended March 31, 2010 and 2009. These errors, which have been corrected in this financial statement, include the following items:

•

In 2008 and 2007, the Board of Directors of PA LLC, granted 106 employees restricted ownership units in PA LLC. These ownership units generally vest over a period of four years. At each grant date, the restricted ownership unit awards were accounted for based upon an incorrect fair value calculation. Revised grant values determined using corrected Company fair value estimates resulted in additional compensation expense of approximately $0.5 million and $0.6 million for the three months ended March 31, 2010 and March 31, 2009, respectively.

•

The nature and amount of the Company’s expenditures have changed and increased from inception (September 22, 2006) through December 31, 2009. Consequently, it has been determined that a new category, Selling, General and Administrative (“SG&A”) expense, should be presented through this period. This category includes senior management and overhead costs, business development expenditures, system infrastructure costs, accounting and legal costs and intellectual property management costs. Other costs, which are related to experimentation and development of the Company’s technology, are presented as Research and Development expense. The effect of this reclassification was to decrease Research and Development expense by $1.2 million for each of the three month periods ended March 31, 2010 and March 31, 2009 and to increase SG&A expense by the same amounts with no net increase to expenses.

•

In 2008, an option to purchase ownership units in PA LLC was issued in connection with the issuance of a Company debt instrument. This option, which remains outstanding, had a fair value of approximately $1.5 million and was not recorded at issuance. This transaction has now been accounted for as a discount from the carrying amount of the related debt and the amortization of the discount added $140,500 to interest expense for each of the three month periods ended March 31, 2010 and March 31, 2009.

•

In 2009, the Company issued common stock and warrants, with a fair value of $3.0 million, to an unrelated party that provided it with equity funding and certain business development services. Cash proceeds from this equity issuance were received partially in December 31, 2009 ($0.8 million) and partially in January 2010 ($1.2 million). The $1.0 million balance of the fair value of the securities issued was expensed as a business development cost within selling, general and administrative expense in 2009. The Company originally recorded the $3.0 million fair value of the securities issued as a 2009 research and development expense. In addition, the Company received $2.0 million of additional cash in connection with this transaction, which is subject to repayment to the unrelated party at that party’s option. This amount has been deposited in escrow and reported in restricted cash and other liabilities at March 31, 2010. This adjustment resulted in the reversal of $500,000 of revenue previously reported for the three months ended March 31, 2010. Also, previously reported deferred revenue of $1.5 million at March 31, 2010 has been reversed.

•

In January 2009, the Company entered into a series of agreements with a third party for the design, engineering, and construction of a facility for the growth, harvesting and processing of micro-crops. This facility was to be used to demonstrate our technology to potential customers. Company shares were issued in partial payment, in advance, for these services. The Company expensed $1.0 million related to this transaction and reported the full amount at the inception of the transaction rather than as services were performed. The cost of the shares issued has been adjusted to estimated fair value in the first quarter of 2009. The shares not earned by the third party were returned and cancelled by the Company in the first quarter of 2010, resulting in an approximately $342,000 reduction in paid in capital. Originally, this entry was not recorded during the quarter.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited and restated)

The effect of the correction of these errors on the financial statements is as follows:

Selected Condensed Financial Data

Balance sheet as of March 31, 2010

	Previously Reported	Increase (Decrease)	Restated
Current assets	$2,287,577	$—	$2,287,577
Other assets	2,364,233	—	2,364,233

Total assets	$4,651,810	$—	$4,651,810

Current liabilities	$16,174,231	$(3,500,000)	$12,674,231
Long-term liabilities	36,483,313	1,006,583	37,489,896

Total liabilities	52,657,544	(2,493,417)	50,164,127

Par stock and paid in capital	24,132,226	3,174,669	27,306,895
Development stage deficit	(65,260,814)	(1,958,901)	(67,219,715)
Non-controlling interest	(6,877,146)	1,277,649	(5,599,497)

Total liabilities and deficit	$4,651,810	$—	$4,651,810

Statement of operations for the three months ended March 31, 2010

	Previously Reported	Increase (Decrease)	Restated

Revenue	$500,000	$(500,000)	$—

Selling, general and administrative expense (1)	2,300,203	1,249,327	3,549,530

Research and development expense	5,064,230	(1,014,856)	4,049,374

Total expenses	8,133,822	633,677	8,767,499

Non-controlling interest	(1,233,277)	(327,337)	(1,560,614)

Net loss	$(6,400,545)	$(806,340)	$(7,206,885)

Basic and diluted loss per share	$(0.06)	$(0.01)	$(0.07)

(1)	- previously General and administrative expense

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited and restated)

Selected Condensed Financial Data

Balance sheet as of December 31, 2009

	Previously Reported	Increase (Decrease)	Restated
Current assets	$4,808,635	$1,541,726	$6,350,361
Other assets	2,242,075	—	2,242,075

Total assets	$7,050,710	$1,541,726	$8,592,436

Current liabilities	$14,598,359	$(2,800,000)	$11,798,359
Long-term liabilities	36,248,013	866,083	37,114,096

Total liabilities	50,846,372	(1,933,917)	48,912,455

Par stock and paid in capital	20,708,476	3,513,541	24,222,017
Development stage deficit	(58,860,269)	(1,152,561)	(60,012,830)
Non-controlling interest	(5,643,869)	1,114,663	(4,529,206)

Total liabilities and deficit	$7,050,710	$1,541,726	$8,592,436

Statement of operations for the three months ended March 31, 2009

	Previously Reported	Increase (Decrease)	Restated

Revenue	$—	$—	$—

Selling, general and administrative expense (1)	2,952,100	1,451,207	4,403,307

Research and development expense	4,548,958	(1,909,952)	2,639,006

Total expenses	7,953,384	(155,324)	7,798,060

Non-controlling interest	(1,162,805)	(287,634)	(1,450,439)

Net loss	$(6,790,579)	$442,958	$(6,347,621)

Basic and diluted loss per share	$(0.07)	$0.01	$(0.06)

(1)	- previously General and administrative expense

Note 4 Property and Equipment

Property and equipment and related accumulated depreciation and amortization consist of:

	As of March 31, 2010	As of December 31, 2009
Leasehold improvements	$586,853	$613,863
Furniture and fixtures	81,716	81,716
Automobiles	62,641	62,641
Computer and office equipment	225,520	230,068
Demonstration system and engineering equipment	2,675,988	2,276,908
Software and networking	401,370	388,029

Total cost basis	4,034,088	3,653,225
Less accumulated depreciation and amortization	(1,675,055)	(1,416,350)

Total Property and Equipment	$2,359,033	$2,236,875

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited and restated)

Note 5 Accrued Expenses

Accrued expenses are comprised of the following components:

	As of March 31, 2010	As of December 31, 2009
Accrued payroll and bonus	$495,332	$606,454
Accrued vacation liability	672,257	651,839
Other accrued expenses	601,729	358,898

Total Accrued Expenses	$1,769,318	$1,617,191

Note 6 Notes Payable – Related Party

On July 24, 2009, the Company entered into agreements with Valens US and PetroTech Holdings Corp. to extend the maturity of all of the Company’s loans to June 30, 2012.

Notes payable-related party consists of the following:

	As of March 31, 2010	As of December 31, 2009
Note Payable to Valens US	$417,512	$417,512
• Interest accrues monthly, at 12% per annum
• Note is due on June 30, 2012

Note Payable to PetroTech Holdings Corp.
• Interest accrues monthly, at 12% per annum	7,222,089	7,222,089
• Note is due on June 30, 2012

Convertible Note Payable to PetroTech Holdings Corp.
• Interest accrues monthly, at 12% per annum	10,000,000	10,000,000
• Note is due on June 30, 2012

Up to $25,000,000 Note Payable to PetroTech Holdings Corp.

•     Interest payable monthly, and is drawn into note on a monthly basis at Prime + 2% (5.25% at March 31, 2010 and December 31, 2009)

•     Permits additional draws to fund interest. Maximum balance of this note is limited to $25,000,000

• Note is due on June 30, 2012	18,084,795	17,849,495

Subtotal	35,724,396	35,489,096
Original Issue Discount	(234,500)	(375,000)

Notes Payable - Related Party	$35,489,896	$35,114,096

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited and restated)

The notes are collectively secured by all of the Company’s assets.

The $18,084,795 note payable permits additional draws by the Company only to fund interest that accrued in the prior month up to a maximum balance of $25,000,000. As of March 31, 2010, interest in the amount of $2.6 million was accrued related to the notes payable.

Interest charged to operations on these notes was $0.9 million, $0.6 million and $6.3 million during the periods ended March 31, 2010 and 2009, and the period from September 22, 2006 (inception) to March 31, 2010, respectively.

Note 7 Stockholders’ Deficit

Authorized Capital. The Company’s equity consists of 300,000,000 shares of $.001 par value common stock, of which 106,454,480 shares have been issued and are outstanding at March 31, 2010. In addition, the Company may issue up to 25,000,000 shares of preferred stock. No preferred stock is outstanding.

Issuance of Common Stock and Warrants

Shortly after the reverse acquisition in December 2008, the trading of our common stock on the Over The Counter Bulletin Board ceased to follow a rational pattern, likely due to the very limited number of shares held by non-affiliates and the resulting low trading volume in our common stock, which made our shares susceptible to unusual swings in price based on very few trades. Consequently, the Company determined that the trading price of the common stock was no longer a reasonable indicator of the fair value of shares when not issued for cash. Instead, the fair value of the Company’s common stock was estimated based upon applying discounted cash flow valuation techniques to the Company’s then-current estimate of future cash flows from its business.

During December 2009, the Company issued 357,143 units consisting of one share of common stock and a warrant to purchase a share of common stock at $15.00 for a period of 5 years in exchange for a 30% interest in Green Sciences Energy, LLC, a subsidiary of Congoo, LLC. The units were valued at $8.00 per unit or $2,857,144. The value of the units issued was allocated between the fair values of the common stock and warrants of $2,021,429 ($5.66 per share) and $835,714 ($2.34 per warrant), respectively. The fair value of the warrants was estimated using the Black-Scholes valuation model, based on the estimated fair value of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, an expected life equal to the remaining term of the instruments and an estimated volatility of 75%. In addition, the Company issued an additional 250,000 warrants exercisable at $8.00 per share for a period of 6 months and 250,000 warrants exercisable at $15.00 per share for a period of 6 months. These additional warrants expired unexercised on June 30, 2010. The Company estimated the fair value of the 500,000 additional warrants using the Black-Scholes option pricing model and the same assumptions stated above, resulting in an estimated fair value of the options of $161,000. The excess of the fair value of all securities issued to Green Sciences Energy, LLC of $3,018,144 over the $2.0 million of cash received in 2009 ($0.8 million) and 2010 ($1.2 million) has been recognized as a business development cost included in SG&A expense in 2009. The Company simultaneously entered into a license of its technology with these entities.

From February 12, 2010 to March 1, 2010, the Company sold 331,250 units, each consisting of one share of common stock and a warrant to purchase a share of common stock at $15.00 for a period of 5 years, for $8.00 per unit ($5.60 per common share and $2.40 per warrant) or $2,650,000 as follows:

•	312,500 units to an affiliate

•	18,750 units to third parties

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited and restated)

The 312,500 units sold to the affiliate contained share price and warrant exercise price guarantees. The purchase price of the common stock and the exercise price of the warrants will be adjusted in the event that the Company issues common stock or warrants at a price below $8.00 for common shares or a $15.00 exercise price for warrants for a period of six months from the purchase date. Because of these potential adjustments, the shares issued and the warrants will be accounted for as derivative instrument liabilities in accordance with ASC guidance. The cash proceeds received of $2,650,000 will be allocated between the common stock and the warrants and the fair values of the common stock and warrants of $1.9 million ($5.60 per share) and $0.8 million ($2.40 per warrant), respectively, were recorded as a liability. For the warrants the Company estimated the fair value using the Black-Scholes valuation model, based on the estimated fair value of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, an expected life equal to the remaining term of the instruments and an estimated volatility of 75%. If at the expiration of the six month share price guaranty period the guaranty provisions are not required to be fulfilled by the Company, it is expected that the common stock and warrants will no longer be required to be accounted for as liabilities and will be reclassified to equity.

Non-controlling Interest and PA LLC Equity Incentive Plan

During 2006 the Company issued 5% of the Class A voting units (1,000,000 units) of PA LLC as partial consideration for a license to certain technology from AzTE. AzTE has been granted anti-dilution rights and is entitled to 5% of the fully diluted capitalization of PA LLC. Pursuant to the anti-dilution clause, the Company would be required to issue AzTE an additional 156,017 units as of March 31, 2010.

PA LLC has an equity compensation plan which allows it to grant employees and consultants awards of profits interests in restricted Class B ownership units (the “Interests”) and is limited to 14% of the total outstanding units.

The Company granted 674,500 and 2,816,471 Interests during 2007 and 2008, respectively, to the majority of its employees these Interests as of the date that they began employment with the Company. As of March 31, 2010, the granted Interests, net of Interests forfeited, totaled approximately 2.9 million or 12.6% of total outstanding units. These Interests give the recipient the right to participate in the income of PA LLC and any distribution that may arise from a liquidity event to the extent that such realized amounts exceed the ownership unit fair value at the date of grant. The Company determined the fair value of these grants using a probability-weighted present value calculation that models the cash impact of possible future Company liquidity event scenarios in relation to the economics of the agreements.

The grants of Interests contain restrictions that allow the Company to repurchase the units for nominal consideration until a service period or other condition is met. This restriction is removed over a service period (generally four years) with regard to approximately 2.15 million Interests. For the three months ended March 31, 2010 and 2009 and the period from September 22, 2006 (inception) to March 31, 2010, compensation expense related to these Interests was $0.5 million, $0.6 million and $5.2 million, respectively. The related compensation expense is recognized as a SG&A or research and development expense, depending upon the recipient’s role in the Company. Unrecognized compensation cost related to these Interests which are still restricted totaled approximately $2.5 million as of March 31, 2010 and is expected to be expensed over the next three years; 542,481 of these Interests remained restricted at March 31, 2010. An aggregate of 20,000, 26,800 and 561,000 of these Interests were forfeited and repurchased during the three months ended March 31, 2010 and 2009 and the period from September 22, 2006 (inception) to March 31, 2010, respectively.

Five senior officers were granted an aggregate 1.34 million Interests that are subject to repurchase for nominal consideration until a significant liquidity event is accomplished. Because that condition has not yet been met, these grants are considered contingent and are not currently amortized. This amount will be recognized as compensation expense during the period when the liquidity event is fully accomplished. The amount and nature of the liquidity event was changed in July 2009 from a requirement to obtain $150 million of distributions and/or debt repayments to the Company’s controlling shareholder to a requirement to obtain $25 million of new liquidity for the Company. This change resulted in a $4.6 million increase in the unrecognized compensation expense to $6.0 million as of March 31, 2010. All of these Interests remain restricted and outstanding as of March 31, 2010.

As of March 31, 2010, non-controlling interest parties collectively owned approximately 18% of PA LLC, and have absorbed their respective portion of the loss of PA LLC. The amount of loss absorbed was $1.6 million, $1.5 million and $8.3 million, for the three months ended March 31, 2010 and 2009 and the period from September 22, 2006 (inception) to March 31, 2010, respectively.

Stock Options

On June 17, 2009, the Company adopted the 2009 Equity Compensation Plan. The plan is intended to provide employees, consultants and others the opportunity to receive incentive stock options and is limited

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited and restated)

to 4,000,000 shares of the Company’s common stock. The exercise price shall be equal to or greater than the fair value of the underlying common stock on the date the option is granted and its term shall not exceed ten years. Awards shall not vest in full prior to the third anniversary of the award date.

During January 2010, the Company granted 322,000 options, in the aggregate, to purchase common shares at an exercise price of $8.00 per share. The options vest over a period of 4 years from the employee’s date of hire and expire 10 years from the grant date. The fair value of the options aggregated $1.1 million and was calculated using the following assumptions expected term of 6 1/4 years, risk free interest rate of approximately 2.8%, an estimated volatility of 75%, and a dividend yield 0%. The expected term of options granted to employees was based upon the simplified method allowed for “plain vanilla” options as described by SEC SAB No. 107. The fair value will be charged to operations over the remaining vesting periods commencing on the grant date. The weighted average period over which options not vested through March 31, 2010 are expected to vest is 30 months. During the three months ended March 31, 2010, approximately $0.4 million was charged to operations related to these all outstanding options.

To date, the Company has used a “Level 3 valuation method” to determine share fair value. Specifically, the Company employed valuation experts to conduct valuations based primarily upon a discounted cash flow analysis using inputs which were not externally observable — in this case management’s estimate of future cash flows from the business — to determine fair value. The Company uses this methodology because the trading price of its common stock on the OTCBB is considered a less meaningful indication of fair value because a very small percentage (less than 1%) of the issued and outstanding shares are available for active trading and since a large majority of shares are held by affiliates or are restricted securities. Due to the very limited number of shares held by non-affiliates and the resulting low trading volume in its common stock, the Company’s public shares are susceptible to unusual swings in price based on very few trades. Consequently, shortly after trading began, the Company concluded that the OTCBB trading price of the common stock was no longer a reasonable indicator of the fair value of shares.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Balance at December 31, 2008	—	—	—
Granted June 2009	1,072,500	$8.50	$2.36
Granted July 2009	45,000	$8.00	$2.54
Exercised/Forfeited	(200,000)	$(8.50)	$2.36

Balance at December 31, 2009	917,500	$8.48	$2.37
Granted January 2010	322,000	$8.00	$3.53
Exercised/Forfeited	—	$—	$—

Balance March 31, 2010	1,239,500	$8.36	$2.67

The following table summarizes information about fixed-price stock options at March 31, 2010:

	Outstanding
Exercise Prices	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$8-8.50	1,239,500	9.4 years	$8.36

As of March 31, 2010, a total of 32,625 of the options granted were exercisable and the fair value of such options was $76,995.

Because the Company has very little history from which to estimate forfeiture of options or grants, it accounts for such forfeitures prospectively, that is, in the period in which they actually occur.

The Company will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to its own stock-based compensation on a prospective basis and incorporating these factors into the Black-Scholes option pricing model.

Inputs to both the profits interest fair value calculation and the stock option Black-Scholes model are subjective and generally require significant judgment to determine. If, in the future, the Company determines that another method for calculating the fair value of its stock-based compensation is more reasonable, or if another method for calculating these input assumptions is prescribed by authoritative guidance, the fair value calculated for stock-based compensation could change significantly. Regarding stock options, higher volatility and longer expected terms generally result in an increase to stock-based compensation expense determined at the date of grant.

As of March 31, 2010, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0.00 and the aggregate intrinsic value of currently exercisable stock options was $0.00. The intrinsic value of each option share is the difference between the fair value of the Company’s stock of and the exercise price of such option. The Company estimates that at the March 31, 2010, the fair value of its common stock is less than the exercise price of all outstanding options.

No stock options were exercised during the three months ended March 31, 2010.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited and restated)

Note 8 Related Party Transactions

The Company currently sub-leases office space from XL on a month to month basis at a rate of $41,321 per month.

The Company leases land where its bioreactor demonstration site is located from a related party on an annual basis for approximately $47,000. The Company has four extension periods on this lease, subject to a one-time increase in annual rent of approximately 20% that would be effective in July 2011.

During December 2008, the Company issued 1,000,000 shares of common stock for business and financial consulting services to be performed by a company owned by a board member through December 2010. The fair value of the shares issued was recorded as unearned compensation, shown on the balance sheet as a component of paid in capital. During the three months ended March 31, 2010 and 2009 and the period from September 22, 2006 (inception) to March 31, 2010, $0.4 million, $0.4 million and $2.0 million was amortized as SG&A expense, respectively.

Note 9 Subsequent Events

On June 2, 2010, the Company entered into an agreement with AzTE that provides for recovery of the 1,000,000 class A voting units of PA LLC, which were issued to AzTE during 2006, and the cancellation of all existing and future obligations and agreements between PetroAlgae and AzTE, in exchange for return of certain AzTE-licensed technology and a payment of $600,000. The Company remitted the payment to AzTE on June 3, 2010.

Equity Issuances

From April through June 2010, the Company sold an aggregate of 456,250 units consisting of one share of common stock and a warrant to purchase a share of common stock at $15.00 for a period of 5 years for $8.00 per unit or $3.65 million as follows:

375,000 units sold to affiliates for $3.0 million

81,250 units to sold third parties for $0.65 million

The 375,000 units sold to affiliates contained share price and warrant exercise price guarantees. The purchase price of the common stock and the exercise price of the warrants will be adjusted in the event that the Company issues common stock or warrants at a price below $8.00 for common shares or a $15.00 exercise price for warrants for a period of six months from the purchase date. Because of these potential adjustments, the full $3.0 million in proceeds will be recorded as a liability due to the uncertain number of shares that will be required to be issued due to the share price guarantee in accordance with ASC guidance. liability If at the expiration of the six month share price guaranty period the guaranty provisions are not required to be fulfilled by the Company, it is expected that the common stock and warrants will no longer be required to be accounted for as liabilities and will be reclassified to equity.

Debt Issuances

On May 27, 2010, June 23, 2010, and July 21, 2010 PetroTech Holdings Corp. funded $2,300,000, $1,100,000, and $1,000,000, respectively, to PA LLC pursuant to the terms of separate secured term notes. Each of these notes provide for interest at 12%, which is accrued as a payment-in-kind (“PIK”) amount, and are due on June 30, 2012.

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

The Company’s key milestones to date are as follows:

•

Over the past four years, the Company has spent $35.0 million on the research and development of its growth and harvesting technologies. The Company spent these funds on experimentation and testing, developing processes and equipment, and building the infrastructure and databases necessary to support its technology.

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

Management anticipates that initial customer licenses will begin deployment in 2010. As the number of license units being deployed worldwide will accelerate, the company is able to hire and train additional deployment teams. Management believes that its capital light approach will result in sufficient gross margins to the Company, enabling its expected rapid growth.

The Company expects to continue to incur losses in 2010. The amount and timing of its future losses are highly uncertain. The Company’s ability to achieve and thereafter sustain profitability will be dependent upon, among other things, entering into license agreements and receiving milestone payments from customers.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue. No revenue has been recognized in either of the three month periods ended March 2010 or 2009.

Total costs and expenses. Total costs and expenses increased by $1.0 million, or 12%, to $8.8 million in the three months ended March 31, 2010 as compared to the same period in 2009, due primarily to an increase in research and development expenses and interest expenses offset by reduced selling, general and administrative expenses.

Selling, general and administrative expenses. SG&A expenses decreased $0.85 million, or 19%, to $3.55 million for the three months ended March 31, 2010 from $4.40 million for the same period in 2009. SG&A expenses include our senior management and overhead costs, business development expenditures, system infrastructure support costs, finance and accounting costs, and intellectual property management costs. In the 2010 period, the relative decrease reflects selective personnel reductions and other steps taken to improve the efficiency of our operations.

Research and development expenses. Research and development expenses increased $1.4 million, or 53%, to $4.0 million in the three months ended March 31, 2010 from $2.6 million for the same period in 2009. These costs include the research and experimentation of the various system components and the design and construction of the commercial-scale pilot system for customer demonstration. The increase in the first quarter of 2010, as compared to the prior year period, was driven by increased activities in research and experimentation relating to various components of our system and costs associated with the design and construction of our working demonstration facility.

Interest expense – related party. Interest expense on notes payable – related party increased by $0.32 million, or 53%, to $0.91 million for the three months ended March 31, 2010 from $0.59 million for the same period in 2009. This increase was due to additional funding of our operations through notes payable from related parties over the last year. The balance of these notes totaled $35.5 million at March 31, 2010 and $24.0 million at March 31, 2009.

Depreciation expense. Depreciation expense increased by $96,000, or 59%, to $259,000 for the three months ended March 31, 2010 from $163,000 in 2009. The increase was due to the purchase of more equipment for our technology demonstration site and our laboratories over the last year.

Non-controlling interest. As of March 31, 2010, non-controlling interest parties collectively owned approximately 18% of PA LLC and have been attributed their respective portion of the loss of PA LLC. The amount of loss assigned to non-controlling interests was $1.6 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

Overview

To date, the Company has financed our business primarily through loans and investments from its principal shareholders. To a lesser extent, the Company also raises funds by issuing debt or equity securities to unrelated third parties. Since inception through March 31, 2010, the Company has raised in aggregate $61.9 million in debt and equity investments, with $52.7 million of this total invested by its principal shareholders and $9.2 million raised from unrelated third parties.

Sources and Uses of Cash

At March 31, 2010, the Company had cash and cash equivalents of $191,000 (excluding $2.0 million of restricted cash), compared to cash and cash equivalents of $2.7 million (excluding $2.0 million of restricted cash) at December 31, 2009.

Cash flows used in operating activities totaled $6.0 million in the three months ended March 31, 2010 compared to $5.8 million in the same period last year. These outflows are primarily attributed to expenditures used to fund research and product development activities and operational and business development efforts.

Cash flows used in investing activities totaled $0.4 million in the three months ended March 31, 2010, compared to $1.0 million in the same period last year. The decline in expenditures between the two periods reflects the fact that less equipment was purchased in the first quarter of 2010 than the first quarter of 2009 because our working demonstration facility was completed in 2009.

Cash flows provided by financing activities totaled $3.85 million in the three months ended March 31, 2010, compared to zero during the three months ended March 31, 2009. The $3.85 million was raised from private placements of common stock and warrants.

Senior Secured Credit Financings

All of our borrowings have been provided by affiliates under a senior secured structure, as described in more detail below as of March 31, 2010:

Note Payable to Valens US	$417,512
• Interest accrues monthly, at 12% per annum
• Note is due on June 30, 2012

Note Payable to PetroTech Holdings Corp.
• Interest accrues monthly, at 12% per annum	7,222,089
• Note is due on June 30, 2012

Convertible Note Payable to PetroTech Holdings Corp.
• Interest accrues monthly, at 12% per annum	10,000,000
• Note is due on June 30, 2012

Up to $25,000,000 Note Payable to PetroTech Holdings Corp.

•     Interest payable monthly, and is drawn into note on a monthly basis at Prime + 2% (5.25% at December 31, 2009)

•     Permits additional draws to fund interest. Maximum balance of this note is limited to $25,000,000

• Note is due on June 30, 2012	18,084,795

Subtotal	35,724,396
Original Issue Discount	(234,500)

Notes Payable - Related Party	$35,489,896

The notes are collectively secured by all of the Company’s assets.

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

Interest charged to operations on these notes, including amortization of original issue discount, was $0.9 million, $0.6 million and $6.3 million during the periods ended March 31, 2010 and 2009, and the period from September 22, 2006 (inception) to March 31, 2010, respectively.

The principal amount of debt obligations as of March 31, 2010 is $35.7 million, of which $18.1 million was outstanding at a floating rate of 2% over the prime interest rate and $17.6 million was outstanding at a fixed rate of 12%. Floating rate borrowings will lead to additional interest expense if interest rates increase. We enter into loan arrangements when needed and our borrowings are subject to interest rate risk because changes in the prime interest rate will have an effect on interest rate expense.

Respective payments due by period, including increased principal obligations expect to result from ongoing funding of accrued interest into the note balance, along with other contractual obligations are contained within the following table.

The following table summarizes our anticipated contractual obligations as of March 31, 2010:

	Total	Payments Due by Period
		Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)(2)	$45,470,012	$—	$45,470,012	$—	$—
Operating lease obligations	125,724	125,724	—	—	—

Total contractual obligations	$45,595,736	$125,724	$45,470,012	$—	$—

(1)	The obligation related to debt includes the outstanding principal balance of debt of $35.7 million plus additional amounts expected to be added to principal and accrued interest on this debt through the maturity date of the debt, calculated assuming no change in interest rates.

(2)	On July 24, 2009, we modified our debt agreements to extend the maturity of debt and related accrued interest to June 30, 2012.

We expect to continue to incur losses in 2010. The amount and timing of our future losses are highly uncertain. Our ability to achieve and thereafter sustain profitability will be dependent upon, among other things, entering into partner license agreements, and receiving milestone payments from such partner license agreements.

The Company is currently in the development stage at March 31, 2010 as it is continuing the development of its product and has not yet recognized any revenues. The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We have never been profitable and we have incurred significant losses and cash flow deficits. For the three months ended March 31, 2010 and 2009, we reported net losses of $7.2 million and $6.3 million, respectively, and negative cash flow from operating activities of $6.0 million and $5.8 million, respectively. As of March 31, 2010, we have an aggregate accumulated deficit of $67.2 million. We anticipate that operations will continue to report losses and negative cash flow during the remainder of 2010. As a result of these net losses and cash flow deficits and other factors, there is a substantial doubt about our ability to continue as a going concern.

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

Off Balance Sheet Arrangements

Other than annually renewable leases for office space and land associated with the Company’s technology demonstration facility, the Company has no off balance sheet obligations.

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

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, (“ASU 2010-6”) which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on our consolidated financial statements nor is it expected to have a material impact for the portion which is effective in 2011.

Critical Accounting Policies

Revenue Recognition

The Company records revenue when persuasive evidence of a non-cancellable arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. To the extent cash is received in advance of the Company’s performance or the availability of rights under a license agreement, such amounts are reported as deferred revenue.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of the three months ended March 31, 2010. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts payable, accrued expenses, notes payable and due to affiliates. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate the amounts expected to be received or paid.

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

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). In light of the adjustments explained and presented in this Form 10-Q/A, the Company has determined that as of March 31, 2010, the Company’s system of internal control over financial reporting was not effective.

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

Due to the early stage of the Company’s development and the limited funds available to it, the Company has a small number of accounting personnel that process and report on certain financial transactions that present a relatively high degree of technical accounting complexity. The Company believes that the material errors that were identified and corrected in its 2010 Form 10-Q/A occurred and were not detected until recently due to the following material weaknesses in internal controls, which are being remediated as indicated below:

•

The Company’s accounting staff was small and did not include personnel with the requisite technical expertise to evaluate complex transactions – the Company has added a senior manager to the department with 25 years’ experience in complex transactions and public reporting requirements. Other staffing changes will be made as deemed necessary.

•

Communication between management and the accounting staff regarding certain complex transactions and changes in the business appears to have been lacking – the Company has established stronger lines of communication and documentation procedures to ensure that the substance of all transactions are fully understood and properly reported.

•

The Company did not have a rigorous policy or procedure for establishing the value of equity and equity-linked securities when issued to employees or others for non-cash consideration – the Company has established a framework and detailed process of fair value estimation for such securities that is consistent with GAAP rules that will be followed in all future transactions.

The remediation of material weaknesses and other deficiencies in internal controls is a continuing work in progress due to the issuance of new accounting standards and changes in the Company’s business. However, remediation of known weaknesses is among management’s highest priorities. Management will periodically assess the progress and sufficiency of the Company’s ongoing initiatives and make adjustments as and when necessary. As of the date of this report, management believes that the ongoing increase in the Company’s accounting resources will permit the Company to remediate all material weaknesses and significant deficiencies in internal control over financial reporting.

Notwithstanding the aforementioned material weakness, management performed additional analyses, reconciliations and other procedures to determine that, after giving effect to the adjustments made in this Form 10-Q/A, the Company’s consolidated financial statements for the periods covered by and included in this quarterly report are fairly stated in all material respects in accordance with generally accepted accounting principles in the U.S. for each of the periods presented herein.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

Changes in Internal Controls

During the most recent fiscal quarter, there has not occurred any change in the Company’s internal control over financial reporting, other than as noted above, (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

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

PETROALGAE INC.

Date: August 5, 2010	By:	/S/ DAVID SZOSTAK
	Name:	David Szostak
	Title:	President
(Principal Executive Officer and Principal Financial Officer)