Form 10-Q
period 2010-06-30
PetroAlgae Inc.
filed 2010-08-16
CIK 927472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of the registrant’s common stock as of August 13, 2010 was 106,920,730 shares of common stock, all of one class.

PETROALGAE INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

INDEX

Form 10-Q Item Number	Page No.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2010, and December 31, 2009	1
Consolidated Statements of Operations for the Three and Six Months ended June 30, 2010, and 2009, and for the period from September 22, 2006 (Inception) through June 30, 2010	2
Consolidated Statements of Cash Flows for the Six Months ended June 30, 2010, and 2009, and for the period from September 22, 2006 (Inception) through June 30, 2010	3
Notes to Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	23

PART II — OTHER INFORMATION	23
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults Upon Senior Securities	35
Item 4. (Removed and Reserved)	35
Item 5. Other Information	35
Item 6. Exhibits	36

SIGNATURES	37

-i-

ITEM 1.	FINANCIAL STATEMENTS

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30, 2010	December 31, 2009 (as restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,182,657	$2,679,302
Restricted cash	2,000,000	2,000,000
Prepaid expenses	109,332	129,333
Receivable	—	1,200,000
Other current assets	—	341,726

Total current assets	3,291,989	6,350,361

Property and equipment	4,267,647	3,653,225
Accumulated depreciation	(1,929,450)	(1,416,350)

Net property and equipment	2,338,197	2,236,875
Deposits	5,200	5,200
Other noncurrent assets	496,066	—

Total assets	$6,131,452	$8,592,436

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$753,092	$536,328
Accrued expenses	2,593,754	1,617,191
Accrued expenses - related party	3,235,660	2,144,840
Deferred revenue	125,000	—
Liabilities related to equity issuance	5,500,000	7,500,000

Total current liabilities	12,207,506	11,798,359

Notes payable - related party	39,274,121	35,114,096
Other liabilities	2,000,000	2,000,000

Total liabilities	53,481,627	48,912,455

Commitments and Contingencies
Stockholders’ deficit:
Common stock - $.001 par value, 300,000,000 shares authorized, 106,910,730 and 106,229,356 shares issued and outstanding, respectively	106,911	106,229
Paid in capital	31,042,026	24,115,788
Deficit accumulated during the development stage	(73,780,189)	(60,012,830)

PetroAlgae Inc. stockholders’ deficit	(42,631,252)	(35,790,813)
Non-controlling interest	(4,718,923)	(4,529,206)

Total stockholders’ deficit	(47,350,175)	(40,320,019)

Total liabilities and stockholders’ deficit	$6,131,452	$8,592,436

See the accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended		For the Period From September 22, 2006 (Inception) Through June 30, 2010
	June 30, 2010	June 30, 2009 (as restated)	June 30, 2010	June 30, 2009 (as restated)

Revenue	$—	$—	$—	$—	$—

Costs and expenses:
Selling, general and administrative	2,957,987	3,852,958	6,507,517	8,261,389	35,324,031
Research and development	3,666,737	5,577,767	7,716,111	8,214,331	38,760,792
Interest expense - related party	942,145	747,938	1,852,034	1,343,206	7,258,187
Depreciation	255,314	217,487	514,020	380,408	1,976,260

Total costs and expenses	7,822,183	10,396,150	16,589,682	18,199,334	83,319,270

Net loss before non-controlling interest	(7,822,183)	(10,396,150)	(16,589,682)	(18,199,334)	(83,319,270)
Net loss attributable to non-controlling interest	1,261,709	1,916,096	2,822,323	3,366,535	9,539,081

Net loss attributable to PetroAlgae Inc.	$(6,560,474)	$(8,480,054)	$(13,767,359)	$(14,832,799)	$(73,780,189)

Basic and diluted common shares outstanding	106,794,453	104,425,246	106,536,572	104,425,246

Basic and diluted loss per share	$(0.06)	$(0.08)	$(0.13)	$(0.14)

See the accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended		For the Period From September 22, 2006 (Inception) Through June 30, 2010
	June 30, 2010	June 30, 2009 (as restated)

Cash flows from operating activities:
Net loss before non-controlling interest	$(16,589,682)	$(18,199,334)	$(83,319,270)
Adjustments to reconcile net loss before non-controlling interest to net cash used in operating activities:
Amortization of original issue discount	281,000	281,000	1,359,000
Stock compensation expense	464,568	144,894	1,053,221
Amortization of unearned services	787,500	787,500	2,406,250
Employee compensation by grant of PA LLC units	949,184	1,102,915	5,653,763
Expenses paid and interest added to notes payable - related party	479,025	456,967	9,854,870
Expenses paid by issuance of common stock	—	144,680	1,214,230
Depreciation	514,020	380,408	1,976,260
Loss on disposition of equipment	460	2,442	127,290
Decrease (increase) in prepaid expenses	20,001	(1,276)	(109,332)
Increase in other non-current assets	(496,066)	—	(496,066)
Increase in deposits	—	—	(5,200)
Increase in accounts payable	216,764	914,147	806,745
Increase in accrued expenses	2,067,383	105,105	3,694,411
Increase in deferred revenue	125,000	—	125,000

Net cash used in operating activities	$(11,180,843)	$(13,880,552)	$(55,658,828)

Cash flows from investing activities:
Proceeds from sale of asset	—	—	36,000
Acquisition of property and equipment	(615,802)	(1,809,127)	(4,477,747)

Net cash used in investing activities	$(615,802)	$(1,809,127)	$(4,441,747)

Cash flows from financing activities:
Member contributions	—	—	488,532
Reverse merger	—	—	99
Common stock and warrants issued for cash	6,300,000	—	27,800,000
Borrowings under notes payable - related party	3,400,000	10,000,000	31,594,601
Issuance of common stock and warrants for cash	1,200,000	—	2,000,000
PA LLC units returned for surrendered technology license	(600,000)	—	(600,000)

Net cash provided by financing activities	$10,300,000	$10,000,000	$61,283,232

Net (decrease) increase in cash	(1,496,645)	(5,689,679)	1,182,657
Cash and cash equivalents - beginning of period	2,679,302	10,416,823	—

Cash and cash equivalents - end of period	$1,182,657	$4,727,144	$1,182,657

Non-cash investing and financing activities:
Stock and warrants issued for other liabilities, net	$(2,000,000)	$—	$5,500,000
Common stock issued for other current asset	$(342,000)	$342,000	$—
Common stock issued for unearned services	$—	$—	$3,150,000
Long term liability incurred for restricted cash	$—	$—	$2,000,000

See accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2010

(Unaudited)

Note 1 Organization

PetroAlgae Inc. (the “Company”) began its operations through its controlled subsidiary, PA LLC (“PA LLC”), on December 19, 2008, as a result of the reverse acquisition described below. PA LLC was formed by XL TechGroup, Inc. (“XL”, a related party and its sponsor and parent until December 19, 2008) on September 22, 2006 as a Delaware limited liability company to develop technologies to commercially grow, harvest and process micro-crops. PA LLC’s primary business model is to license this technology to large customers who will commercially produce this biomass, which in turn is processed into two co-products: (1) renewable fuel feedstock, and (2) protein to supplement animal feed and potentially human food ingredients.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 8.03 of Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or any future period. For further information, refer to the consolidated financial statements of the Company as of December 31, 2009 and 2008, and for the years then ended and the period from inception to December 31, 2009, included in the Company’s Annual Report on Form 10-K/A which was filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2010.

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of the Company and its consolidated subsidiary, PA LLC. Non-controlling interests are accounted for based upon the value or cost attributed to their investment adjusted for the share of income or loss that relates to their percentage ownership of the Company. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from these estimates.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2010. The respective carrying values of certain financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate the amounts expected to be received or paid.

The carrying value of the Company’s notes payable-related party approximated their fair value based on the current market conditions for similar debt instruments.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

(Unaudited)

Loss Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents are not considered, as their effect would be anti-dilutive.

The effect of 2,465,866 and 2,189,809 warrants, and 1,110,775 and 1,152,213 options were not included for the three and six months ended June 30, 2010, respectively, as they would have had an antidilutive effect. The effect of 353,571 and 177,762 options were not included for the three and six months ended June 30, 2009, respectively, as they would have had an antidilutive effect.

Reverse Acquisition

On December 19, 2008, a reverse acquisition was completed under which, for accounting purposes, PA LLC is deemed to be the acquirer and PetroAlgae Inc., the legal acquirer, is deemed to be the acquired entity. No goodwill was recognized as PetroAlgae Inc. was a “shell” company before the acquisition. The former stockholders of PetroAlgae Inc. retained an aggregate of 99,586 shares of common stock which were recorded at par value of $99.

Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

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

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The effect of this new guidance on the Company’s revenues, which in turn depends upon the final structure of the Company’s contracts with customers, is still being analyzed.

Fair Value

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on our consolidated financial statements nor is the portion effective in 2011 expected to have a material impact.

Note 2 Going Concern

The Company is currently in the development stage at June 30, 2010 as it is continuing the development of its product and has not yet recognized any revenues. The Company’s independent registered public accountants issued a going concern opinion as of December 31, 2009. The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has never been profitable and has incurred significant losses and cash flow deficits. For the six months ended June 30, 2010 and 2009 and the period from September 22, 2006 (inception) to June 30, 2010, the Company reported net losses of $13.8 million, $14.8 million, and $73.8 million, respectively, and negative cash flow from operating activities of $11.2 million, $13.9 million, and $55.7 million, respectively. As of June 30, 2010, the Company has an aggregate accumulated deficit of $73.8 million. The Company anticipates that operations will continue to report losses and negative cash flow during the remainder of 2010. As a result of these net losses and cash flow deficits, there is a substantial doubt about the Company’s ability to continue as a going concern. The Company is currently seeking additional funding from its principal stockholder and unrelated third parties. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 Correction of Errors

The Company recently identified certain errors in its previously issued quarterly consolidated financial statements for 2009. The consolidated statements of operations for the three and six months ended June 30, 2009 are presented in this quarterly report for comparative purposes and reflect the correction of all previously identified errors. These errors were corrected in the Company’s Annual Report on Form 10-K/A, which was filed with the SEC on August 6, 2010, and include the following items:

•

In 2008 and 2007, the Board of Directors of PA LLC granted 106 employees restricted profits interests in PA LLC. These generally vested over a period of four years. At each grant date, the profits interests awards were accounted for based upon an incorrect fair value calculation. Revised grant values determined using corrected fair value estimates resulted in additional compensation expense of approximately $0.5 million and $1.1 million for the three and six months ended June 30, 2009, respectively.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

(Unaudited)

•

The nature and amount of the Company’s expenditures have changed and increased since inception. Consequently, it was determined that a new category of selling, general and administrative (“SG&A”) expense should be presented. This category includes senior management and overhead costs, business development expenditures, system infrastructure costs, accounting and legal costs, and intellectual property management costs. Other costs, which are related to the experimentation and development of the Company’s technology, are presented as research and development expense. The effect of this reclassification was to decrease research and development expense by $1.9 million and $3.1 million for the three and six months ended June 30, 2009, respectively, and to increase SG&A expense by the same amounts in each period with no net increase to expenses.

•

In 2008, an option to purchase units in PA LLC was issued to XL. This option, which XL later assigned along with associated debt to PetroTech Holdings Corp. (“PetroTech”) and its affiliates, remains outstanding. The option had a fair value of approximately $1.5 million and was not recorded at issuance. This transaction has now been accounted for as a discount from the carrying amount of the associated debt and the amortization of this discount increased interest expense by $140,500 and $281,000 for the three and six months ended June 30, 2009, respectively.

•

In January 2009, the Company entered into a series of agreements with a third party for the design, engineering, and construction of a facility for the growth, harvesting and processing of micro-crops. This facility is used to demonstrate the Company’s technology to prospective customer licensees. Company shares were issued in partial payment, in advance, for these services. The Company expensed $1.0 million related to this transaction and reported the full amount at the inception of the transaction rather than as services were performed. The cost of the shares issued was adjusted to estimated fair value in the first quarter of 2009. The effect of this adjustment was a decrease in research and development expense of $855,000 for both the three and six months ended June 30, 2009.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

(Unaudited)

The effect of the correction of these errors on the consolidated statements of operations is as follows:

Selected Condensed Financial Data

Consolidated statement of operations for the three months ended June 30, 2009

	Previously Reported	Increase (Decrease)	Restated

Revenue	$—	$—	$—

Selling, general and adminstrative expense (1)	1,625,027	2,227,931	3,852,958
Research and development expense	7,334,872	(1,757,105)	5,577,767
Total expenses	9,567,337	828,813	10,396,150
Non-controlling interest	(1,721,607)	(194,489)	(1,916,096)
Net loss attributable to PetroAlgae Inc.	$(7,845,730)	$(634,324)	$(8,480,054)

Basic and diluted loss per share	$(0.08)	$—	$(0.08)

Consolidated statement of operations for the six months ended June 30, 2009

	Previously Reported	Increase (Decrease)	Restated

Revenue	$—	$—	$—

Selling, general and adminstrative expense (1)	4,582,251	3,679,138	8,261,389
Research and development expense	11,881,388	(3,667,057)	8,214,331
Total expenses	17,525,845	673,489	18,199,334
Non-controlling interest	(2,884,412)	(482,123)	(3,366,535)
Net loss attributable to PetroAlgae Inc.	$(14,641,433)	$(191,366)	$(14,832,799)

Basic and diluted loss per share	$(0.14)	$—	$(0.14)

(1) - previously general and administrative expense

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

(Unaudited)

Note 4 Property and Equipment

Property and equipment and related accumulated depreciation and amortization consist of:

	As of June 30, 2010	As of December 31, 2009
Leasehold improvements	$583,553	$613,863
Furniture and fixtures	81,716	81,716
Automobiles	69,729	62,641
Computer and office equipment	227,938	230,068
Demonstration system and engineering equipment	2,907,260	2,276,908
Software	397,451	388,029

Total cost basis	4,267,647	3,653,225
Less accumulated depreciation and amortization	(1,929,450)	(1,416,350)

Total Property and Equipment	$2,338,197	$2,236,875

Note 5 Accrued Expenses

Accrued expenses are comprised of the following components:

	As of June 30, 2010	As of December 31, 2009
Accrued payroll and bonus	$816,578	$606,454
Accrued vacation liability	672,473	651,839
Accrued legal expenses	719,845	70,183
Other accrued expenses	384,858	288,715

Total Accrued Expenses	$2,593,754	$1,617,191

Note 6 Notes Payable – Related Party

On July 24, 2009, the Company entered into agreements with Valens US SPV I, LLC and PetroTech to extend the maturity of all of the Company’s loans to June 30, 2012.

On May 27, 2010 and June 23, 2010, PetroTech funded $2,300,000 and $1,100,000, respectively, to PA LLC pursuant to the terms of separate senior secured term notes. Each of these notes bears interest at an annual rate of 12%, which is accrued as a payment-in-kind (“PIK”) amount and included in accrued expenses – related party in the accompanying consolidated balance sheets. The notes are due on June 30, 2012.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

(Unaudited)

Notes payable - related party consists of the following:

	As of June 30, 2010	As of December 31, 2009
Note Payable to Valens US	$417,512	$417,512
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2012

Notes Payable to PetroTech	10,622,089	7,222,089
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2012

Convertible Note Payable to PetroTech	10,000,000	10,000,000
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2012

Up to $25,000,000 Note Payable to PetroTech	18,328,520	17,849,495
- Interest payable monthly and is drawn into note on a monthly basis at Prime + 2% (5.25% at June 30, 2010 and December 31, 2009)
- Permits additional draws to fund interest. Maximum balance of this note is limited to $25,000,000
- Note is due on June 30, 2012

Subtotal	39,368,121	35,489,096
Original Issue Discount	(94,000)	(375,000)

Total Notes Payable - Related Party	$39,274,121	$35,114,096

The notes payable - related party are collectively secured by all of the Company’s assets. As of June 30, 2010 and December 31, 2009, interest in the amount of $3.2 million and $2.1 million, respectively, was accrued related to the notes payable - related party and is recorded in accrued expenses – related party on the accompanying consolidated balance sheets.

Interest charged to operations on these notes was $0.9 million and $0.7 million during the three months ended June 30, 2010 and 2009, respectively. Interest charged to operations on these notes was $1.9 million, $1.3 million and $7.3 million during the six months ended June 30, 2010 and 2009 and the period from September 22, 2006 (inception) to June 30, 2010, respectively.

Note 7 Stockholders’ Deficit

The Company’s equity consists of 300,000,000 shares of $.001 par value common stock, of which 106,910,730 and 106,229,356 shares had been issued and were outstanding at June 30, 2010 and December 31, 2009, respectively. In addition, the Company may issue up to 25,000,000 shares of preferred stock. No preferred stock is outstanding.

Issuance of Common Stock and Warrants

To date, the Company has used a Level 3 valuation method to determine share fair value. Specifically, the Company employed valuation experts to conduct valuations based primarily upon a discounted cash flow analysis using inputs which were not externally observable, in this case the Company’s estimate of future cash flows from the Company’s business, to determine fair value. The Company uses this methodology because the trading price of its common stock on the OTC Bulletin Board (“OTCBB”) is considered a less meaningful indication of the fair value because a very small percentage (less than 1%) of the issued and outstanding shares are available for active trading since a large majority of shares are held by affiliates or are restricted securities. Due to the very limited number of shares held by non-affiliates and the resulting low trading volume, the Company’s public shares are susceptible to unusual swings in price based on very few trades. Consequently, the Company concluded that the OTCBB trading price of the Company’s common stock is not considered a reasonable indicator of the fair value of its shares.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

(Unaudited)

During December 2009, the Company issued 357,143 units consisting of one share of common stock and a warrant to purchase a share of common stock at $15.00 for a period of five years in exchange for a 30% interest in Green Sciences Energy, LLC, a subsidiary of Congoo, LLC. The units were valued at $8.00 per unit or $2,857,144. The value of the units issued was allocated between the fair values of the common stock and warrants of $2,021,429 ($5.66 per share) and $835,715 ($2.34 per warrant), respectively. The fair value of the warrants was estimated using the Black-Scholes valuation model, based on the estimated fair value of the common stock on the valuation date of $5.45, an expected dividend yield of 0%, a risk-free interest rate of 2.6%, an expected life of five years and an estimated volatility of 75.2%. Additionally, the Company issued 250,000 warrants exercisable at $8.00 per share for a period of six months and 250,000 warrants exercisable at $15.00 per share for a period of six months. These additional warrants expired unexercised on June 30, 2010. The Company estimated the fair value of the 500,000 additional warrants using the Black-Scholes option pricing model using the same assumptions stated above, with the exception of the six month term, resulting in an estimated fair value of the options of $161,000. The excess of the fair value of all securities issued to Green Sciences Energy, LLC of $3,018,144 over the $2.0 million of cash received in 2009 ($0.8 million) and 2010 ($1.2 million) has been recognized as a business development cost included in SG&A expense in 2009. The Company simultaneously entered into a license of its technology with these entities.

From February 12, 2010 to June 29, 2010, the Company sold 787,500 units, each consisting of one share of common stock and a warrant to purchase a share of common stock at $15.00 for a period of five years, for $8.00 per unit or $6.3 million as follows:

•	687,500 units to an affiliate; and

•	100,000 units to third parties.

The proceeds of the 787,500 units issued were allocated between the common stock and the warrants based upon their respective estimated fair values on the date of the issuance. This allocation attributed $4.4 million (or $5.52 to $5.60 per share) to the common stock issued and $1.9 million to the warrants issued (or $2.40 to $2.48 per warrant). For the warrants, the Company estimated the fair value using the Black-Scholes valuation model, based on the estimated fair value of the common stock on each valuation date ($5.89 to $6.67 per share), an expected dividend yield of 0%, a risk-free interest rate based on the yield of 5-year U.S. Treasury securities on each valuation date (1.78% to 2.62%), an expected life of five years and an estimated volatility of 75.2%.

The 687,500 units sold to the affiliate contained share price and warrant exercise price guarantees. The purchase price of the common stock and the exercise price of the warrants will be adjusted in the event that the Company issues common stock or warrants at a price below $8.00 for common shares or a $15.00 exercise price for warrants for a period of six months from the purchase date. Because of these potential adjustments, the cash proceeds received from the affiliate of $5.5 million was recorded in liabilities related to equity issuance on the accompanying consolidated balance sheets. If at the expiration of the six month share price guaranty period, the guaranty provisions are not required to be fulfilled by the Company, it is expected that the common stock and warrants will no longer be required to be accounted for as liabilities and will be reclassified to equity.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

(Unaudited)

Non-controlling Interest and PA LLC Equity Incentive Plan

During 2006, the Company issued 5% of the Class A voting units (1,000,000 units) of PA LLC as partial consideration for a license to certain technology from Arizona Technology Enterprises, LLC (“AzTE”). AzTE was granted anti-dilution rights and was entitled to 5% of the fully diluted capitalization of PA LLC. On June 2, 2010, the Company entered into an agreement with AzTE that provided for recovery of the 1,000,000 Class A voting units of PA LLC and the cancellation of all existing and future obligations and agreements between the Company and AzTE, in exchange for the return of certain AzTE-licensed technology and a payment of $600,000. The Company remitted the payment to AzTE on June 3, 2010 and the units of PA LLC were received and cancelled on June 3, 2010.

PA LLC has an equity compensation plan which allows it to grant employees and consultants awards of profits interests in restricted Class B ownership units (the “Interests”) and is limited to 14% of the total outstanding units.

The Company granted 674,500 and 2,816,471 Interests during 2007 and 2008, respectively, to the majority of its employees as of the date that they began employment with the Company. As of June 30, 2010 and December 31, 2009, the granted Interests, net of Interests forfeited and repurchased by the Company, totaled approximately 2.9 million and 2.9 million, respectively, or 13.2% and 12.6%, respectively, of total outstanding units. These Interests give the recipient the right to participate in the income of PA LLC and any distribution that may arise from a liquidity event to the extent that such realized amounts exceed the ownership unit fair value at the date of grant. The Company determined the fair value of these grants using a probability-weighted present value calculation that models the cash impact of possible future Company liquidity event scenarios in relation to the economics of the agreements.

The grants of Interests contain restrictions that allow the Company to repurchase the units for nominal consideration until a service period or other condition is met. This restriction is removed over a service period (generally four years) with regard to approximately 2.15 million Interests. For the three months ended June 30, 2010 and 2009, compensation expense related to these Interests was $0.5 million in each period. For the six months ended June 30, 2010 and 2009 and the period from September 22, 2006 (inception) to June 30, 2010, compensation expense related to these Interests was $0.9 million, $1.1 million and $5.7 million, respectively. The related compensation expense is recognized as SG&A or research and development expense depending upon the recipient’s role in the Company. Unrecognized compensation cost related to 427,243 Interests which remain restricted totaled approximately $2.1 million as of June 30, 2010 and is expected to be expensed over the next three years. An aggregate of 51,000, 65,000 and 593,000 of these Interests were forfeited during the six months ended June 30, 2010 and 2009 and the period from September 22, 2006 (inception) to June 30, 2010, respectively.

Five senior officers were granted an aggregate 1.34 million Interests that are subject to repurchase for nominal consideration until a significant liquidity event occurs. Because that condition has not yet been met, these grants are considered contingent and are not currently amortized. This amount will be recognized as compensation expense during the period when the liquidity event is fully accomplished. The amount and nature of the liquidity event was changed in July 2009 from a requirement to obtain $150 million of distributions and/or debt repayments to the Company’s principal stockholder to a requirement to obtain $25 million of new liquidity for the Company. This change resulted in a $4.6 million increase in the unrecognized compensation expense to $6.0 million as of June 30, 2010. All of these Interests remain restricted and outstanding as of June 30, 2010.

As of June 30, 2010 and December 31, 2009, non-controlling interests collectively owned approximately 13.2% and 17.8%, respectively, of PA LLC, and have absorbed their respective portion of the loss of PA LLC. The amount of loss absorbed was $1.3 million and $1.9 million for the three months ended June 30, 2010 and 2009, respectively. The amount of loss absorbed was $2.8 million, $3.4 million and $9.5 million for the six months ended June 30, 2010 and 2009 and the period from September 22, 2006 (inception) to June 30, 2010, respectively.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

(Unaudited)

Stock Options

On June 17, 2009, the Company adopted the 2009 Equity Compensation Plan (the “2009 Plan”). The 2009 Plan is intended to provide employees, consultants and others the opportunity to receive incentive stock options and is limited to 4,000,000 shares of the Company’s common stock. The exercise price shall be equal to or greater than the fair value of the underlying common stock on the date the option is granted and its term shall not exceed 10 years. Awards shall not vest in full prior to the third anniversary of the award date.

On January 27, 2010, the Company granted its employees 322,000 options, in the aggregate, to purchase common shares at an exercise price of $8.00 per share. The options vest over a period of four years from the employee’s date of hire and expire 10 years from the grant date. The grant date fair value of the options aggregated to $1.1 million and was calculated using the following assumptions determined as of the date of grant: estimated fair value of the common stock of $5.68, expected term of 6 1/4 years, risk free interest rate of 2.8%, an estimated volatility of 75.2%, and a dividend yield of 0%. The expected term of options granted to employees was based upon the simplified method allowed for “plain vanilla” options as described by SEC SAB No. 107. The fair value will be charged to operations over the remaining vesting periods commencing on the grant date. The weighted average period over which options not vested through June 30, 2010 are expected to vest is 28 months. During the three and six months ended June 30, 2010, approximately $0.1 million and $0.5 million, respectively, was charged to operations related to all of these outstanding options. The fair value related to unexercisable stock options as of June 30, 2010 totaled approximately $1.8 million and is expected to be expensed over the next three and a half years.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Balance at December 31, 2008	—	$—	$—
Granted June 2009	1,072,500	$8.50	$2.36
Granted July 2009	45,000	$8.00	$2.54
Forfeited	(200,000)	$(8.50)	$(2.36)

Balance at December 31, 2009	917,500	$8.48	$2.37
Granted January 2010	322,000	$8.00	$3.53
Forfeited	(204,000)	$(8.33)	$(2.66)

Balance at June 30, 2010	1,035,500	$8.36	$2.67

The weighted average contractual life of stock options outstanding at June 30, 2010 and December 31, 2009 was 9.2 years and 9.5 years, respectively.

As of June 30, 2010, a total of 368,125 of the options granted were exercisable and the fair value of such options was $868,775. Because the Company has very little history from which to estimate forfeiture of options or grants, it accounts for such forfeitures prospectively, that is, in the period in which they actually occur.

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

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

(Unaudited)

As of June 30, 2010, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0.00 and the aggregate intrinsic value of currently exercisable stock options was $0.00. The intrinsic value of each option share is the difference between the fair value of the Company’s stock and the exercise price of such option. The Company estimates that at the June 30, 2010, the fair value of its common stock is less than the exercise price of all outstanding options.

No stock options were exercised during the six months ended June 30, 2010.

Note 8 Related Party Transactions

The Company currently sub-leases office space from XL on a month-to-month basis at a rate of $41,321 per month.

The Company leases land where its working demonstration facility is located from a related party on an annual basis for approximately $47,000. The Company has four extension periods on this lease, subject to a one-time increase in annual rent of approximately 20% that would be effective in July 2011.

During December 2008, the Company issued 1,000,000 shares of common stock for business and financial consulting services to be performed by a company owned by a board member through December 2010. The fair value of the shares issued was estimated to be $3.15 million and is being recognized over the period of the related consulting contract, which is two years. During both three-month periods ended June 30, both six-month periods ended June 30, and the period from September 22, 2006 (inception) to June 30, 2010, $0.4 million, $0.8 million and $2.4 million was amortized as SG&A expense, respectively, with equal amounts added to paid in capital.

Note 9 Subsequent Events

On July 21, 2010 and August 4, 2010, PetroTech funded $1,000,000 and $1,000,000, respectively, to PA LLC pursuant to the terms of separate senior secured term notes. Each of these notes provide for interest at 12%, which is accrued as a PIK amount, and are due on June 30, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve numerous risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, and intentions. Actual results could differ materially from those anticipated in the forward-looking statements. The following discussion and analysis should be read in conjunction with the Company’s financial statements and related notes, each included elsewhere in this report.

Business

The Company is a renewable energy company licensing and deploying the leading biomass production platform to address, with renewable sources, the existing and growing unmet needs in the global energy and agriculture markets. The Company’s proprietary technology, consisting of light and environmental management systems, allows its customers to consistently grow aquatic microorganisms at a rate that exceeds four times their natural growth rates. This enables the commercial-scale production of two end-products: a fuel feedstock and a protein, which the Company refers to as its biocrude and protein products. The fuel feedstock is intended to be used principally in existing refineries, resulting in renewable fuels which are identical to the petroleum-based fuels they would replace. The high productivity afforded by the Company’s technology leads to low cost fuel feedstock which should increase the profitability of the refineries without the requirement for any government subsidies.

The Company’s prospective customer licensees are comprised primarily of well-capitalized national oil companies, independent refiners, power companies and multinational agriculture companies that have the ability to rapidly deploy one or more of its standard license units, each consisting of a 5,000 hectare micro-crop production facility.

The Company intends to generate licensing fees and royalties from customer licensees in the global energy and agriculture markets. The Company’s licensing approach is designed to provide the Company with a steady, highly-profitable and reliable revenue stream, while requiring only minimal capital expenditures as its customer licensees incur the costs associated with the development and construction of bioreactors and the associated processing facilities. On occasion, the Company may consider entering into alternative arrangements which it would expect to be at least as favorable to the Company as its licensing model. In such situations, the Company would generally reduce or eliminate its license fees and royalties in return for a greater share of the operation’s profits, but with no direct exposure to capital requirements.

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

The Company’s protein product is a high quality protein source for animal feed and eventually human nutrition. Subject to the receipt of requisite regulatory approvals, the Company’s current protein product can be delivered directly into the existing supply chains for animal feed and the Company is developing a protein product for human consumption, which will allow its customer licensees to access the $63 billion annual global protein market.

For customer licensees engaged in the energy market, the value of the Company’s protein product offsets the cost of production, resulting in biocrude produced at a low marginal cost. As a result, the Company believes that the end-products produced by the licensees of its technology and processes will remain commercially viable even with crude oil prices as low as $20 per barrel. The profitability of the Company’s license units is not dependent on government subsidies or historically high oil prices. Similarly, for protein-focused customer licensees, the value of the Company’s biocrude offsets the cost of producing its protein product.

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

Development

The Company has achieved a number of significant milestones since it was founded in September 2006. The Company’s focus has been on the creation and development of growth and harvesting technologies for the commercial-scale production of micro-organism biomass that could be processed for sale into existing energy and agriculture markets. To do this, the Company committed significant resources to research and development efforts, including completing a working demonstration facility in June 2009 to test, refine and exhibit the Company’s technology and processes. Since the completion of its working demonstration facility, the Company has conducted extensive internal and third-party testing of its technology and the biocrude and protein end-products to validate their commercial viability. Although the Company continues to test and refine its technology and processes, the Company is now also focused on building its customer pipeline and entering into memoranda of understanding (“MOUs”), and subsequently license agreements, with its prospective customer licensees.

The Company’s key milestones to date are as follows:

•

Over the past four years, the Company has spent $38.8 million on the research and development of its growth and harvesting technologies. The Company spent these funds on experimentation and testing, developing processes and equipment, and building the infrastructure and databases necessary to support its technology, including the construction of its working demonstration facility.

•

During 2007 and 2008, the Company developed its proprietary growth algorithms - the complex mathematical formulas it uses to determine the correct harvesting density and sunlight exposure of the biomass.

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

•

During 2009, the Company built its business development team and signed its first MOU with a prospective customer licensee. To date, the Company has signed MOUs with five prospective customer licensees representing up to 18 license units.

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

•	During 2009 and 2010, independent laboratories tested the following technology and processes with positive results:

•	combustion test firing of the Company’s biocrude;

•	coker testing of the Company’s biocrude at a U.S.-based testing facility jointly owned and managed by over 30 large refiners and industry participants;

•	pyrolysis testing on a preliminary basis at a commercial pyrolysis testing facility;

•	initial fermentation testing conducted using tailored enzymes;

•	protein yield and composition testing; and

•	protein testing for digestibility, palatability and efficacy.

Sales Cycle

In order to be successful, the Company will need to demonstrate to prospective customer licensees that the economic returns from a standard license unit are sufficient to justify the significant capital required to construct its licensed facilities. Because of the significant financial commitment required by its customer licensees, the Company expects that its sales cycle will often exceed 12 months and will generally include:

•

extensive due diligence by its prospective customer licensees, including site visits to the Company’s working demonstration facility, a review of the technical aspects of the Company’s technology and processes, an economic analysis that provides an understanding of operational growth, harvest and processing, and customer specific deployment considerations;

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

Results of Operations

Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009

Revenue. No revenue has been recognized in either of the three or six month periods ended June 30, 2010 or 2009.

Total costs and expenses. Total costs and expenses decreased by $2.6 million, or 25%, to $7.8 million in the three months ended June 30, 2010 as compared to the same period in 2009. For the six months ended June 30, 2010, total costs and expenses decreased by $1.6 million, or 9%, to $16.6 million as compared to the six months ended June 30, 2009. The decrease in both periods was primarily due to decreases in research and development expenses and selling, general and administrative expenses, partially offset by an increase in interest expense.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.9 million, or 23%, to $3.0 million in the three months ended June 30, 2010 as compared to 2009. During the six months ended June 30, 2010, selling, general and administrative expenses decreased $1.8 million, or 21%, to $6.5 million as compared to $8.3 million for the six months ended June 30, 2009. Selling, general and administrative expenses include senior management and overhead costs, business development expenditures, system infrastructure support costs, finance and accounting costs, and intellectual property management costs. In both the 2010 periods, the relative decrease reflects selective personnel reductions and other steps taken to improve the efficiency of the Company’s operations.

Research and development expenses. Research and development expenses decreased $1.9 million, or 34%, to $3.7 million in the three months ended June 30, 2010 from $5.6 million for the same period in 2009. In the six months ended June 30, 2010 and 2009, research and development expenses were $7.7 million and $8.2 million, respectively, a $0.5 million, or 6%, decrease. These costs include the research and experimentation of the various system components and the design and construction of the commercial-scale pilot system for customer demonstration. During the three and six month periods ended June 30, 2009, the Company incurred higher materials and equipment costs as well as costs related to both external consultants and employees related to the build-out of the bioreactor demonstration site.

Interest expense – related party. Interest expense on notes payable – related party increased by $0.2 million, or 26%, to $0.9 million in the three months ended June 30, 2010 from $0.7 million for the same period in 2009. In the six months ended June 30, 2010, interest expense – related party increased by $0.5 million, or 38%, to $1.9 million as compared to the six months ended June 30, 2009. This increase was due to additional funding of the Company’s operations through notes payable from related parties over the last year. The balance of these notes totaled $39.3 million at June 30, 2010 and $34.4 million at June 30, 2009.

Depreciation expense. Depreciation expense increased by $38,000, or 17%, to $255,000 in the three months ended June 30, 2010 from $217,000 in the same period in 2009. For the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, depreciation expense increased $134,000, or 35%, to $514,000. The increases were due to the increase in the Company’s capital assets base due to the purchase of more equipment for its technology demonstration site and its laboratories over the last year.

Non-controlling interest. As of June 30, 2010, non-controlling interests collectively owned approximately 13.2% of PA LLC and have been attributed their respective portion of the loss of PA LLC. The amount of loss assigned to non-controlling interests was $1.3 million, $1.9 million, $2.8 million and $3.4 million for the three and six months ended June 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

Overview

To date, the Company has financed its operations primarily through loans from, and debt securities issued to, its principal stockholder. To a lesser extent, the Company has also raised funds by issuing equity securities to unrelated third parties. Since its inception through June 30, 2010, the Company has raised in the aggregate $69.2 million in debt and equity investments, with $59.4 million of this total raised from its principal stockholder and $9.8 million raised from unrelated third parties.

Sources and Uses of Cash

At June 30, 2010, the Company had cash and cash equivalents of $1.2 million (excluding $2.0 million of restricted cash), compared to cash and cash equivalents of $2.7 million (excluding $2.0 million of restricted cash) at December 31, 2009.

Cash flows used in operating activities totaled $11.2 million in the six months ended June 30, 2010 compared to $13.9 million in the same period last year. These outflows are primarily attributed to expenditures used to fund research and product development activities and operational and business development efforts.

Cash flows used in investing activities totaled $0.6 million in the six months ended June 30, 2010, compared to $1.8 million in the same period last year. The decline in expenditures between the two periods reflects the fact that less equipment was purchased in the first six months of 2010 than the first six months of 2009 because the Company’s working demonstration facility was completed in 2009.

Cash flows provided by financing activities totaled $10.3 million in the six months ended June 30, 2010, compared to 10.0 million during the six months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, $3.4 million and $10.0 million, respectively, was borrowed under notes payable – related party and $7.5 million in 2010 was raised from private placements of common stock and warrants.

Senior Secured Credit Financings

All borrowings have been provided by affiliates under a senior secured structure, as described in more detail below as of June 30, 2010:

As of June 30, 2010
Note Payable to Valens US	$417,512
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2012

Notes Payable to PetroTech	10,622,089
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2012

Convertible Note Payable to PetroTech	10,000,000
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2012

Up to $25,000,000 Note Payable to PetroTech	18,328,520
- Interest payable monthly and is drawn into note on a monthly basis at Prime + 2% (5.25% at June 30, 2010 and December 31, 2009)
- Permits additional draws to fund interest. Maximum balance of this note is limited to $25,000,000
- Note is due on June 30, 2012

Subtotal	39,368,121

Original Issue Discount	(94,000)

Total Notes Payable - Related Party	$39,274,121

The notes payable-related party are collectively secured by all of the Company’s assets. The convertible note allows the holder to convert all or any portion of the issued and outstanding principal amount and/or accrued interest and fees then due into shares of common stock at a fixed conversion price of $5.43 per share.

Each note payable and the related master security agreement and equity pledge and guaranty agreement contain provisions that specify events of default which could lead to acceleration of the maturity of the debt. These provisions prohibit the encumbrance or sale of the assets of the Company and require maintenance and insurance of the assets of the Company. An event of default would also arise if the Company became insolvent, filed for bankruptcy, allowed a change in control or had unresolved judgments against its assets. As of the balance sheet dates above, none of these events had occurred.

Interest charged to operations on these notes was $0.9 million and $0.7 million during the three months ended June 30, 2010 and 2009, respectively. Interest charged to operations on these notes was $1.9 million, $1.3 million and $7.3 million during the six months ended June 30, 2010 and 2009 and the period from September 22, 2006 (inception) to June 30, 2010, respectively.

The principal amount of debt obligations as of June 30, 2010 is $39.4 million, of which $18.3 million was outstanding at a floating rate of 2% over the prime interest rate and $21.1 million was outstanding at a fixed rate of 12%. Floating rate borrowings will lead to additional interest expense if interest rates increase. The Company enters into loan arrangements when needed and borrowings are subject to interest rate risk because changes in the prime interest rate will have an effect on interest rate expense.

Respective payments due by period, including increased principal obligations expecting to result from ongoing funding of accrued interest into the note balance, along with other contractual obligations are contained within the following table:

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)(2)	$46,331,594	$—	$46,331,594	$—	$—
Operating lease obligations	123,699	123,699	—	—	—

Total contractual obligations	$46,455,293	$123,699	$46,331,594	$—	$—

(1)	The obligation related to debt includes the outstanding principal balance of debt of $39.4 million plus additional amounts expected to be added to principal and accrued interest on this debt through the maturity date of the debt, calculated assuming no change in interest rates.
(2)	On July 24, 2009, the Company modified its debt agreements to extend the maturity of debt and related accrued interest to June 30, 2012.

The Company expects to continue to incur losses in 2010. The amount and timing of future losses are highly uncertain. The Company’s ability to achieve and thereafter sustain profitability will be dependent upon, among other things, entering into license agreements and receiving milestone payments from such license agreements.

The Company is currently in the development stage at June 30, 2010 as it is continuing the development of its technology and processes and has not yet recognized any revenues. The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has never been profitable and has incurred significant losses and cash flow deficits. For the six months ended June 30, 2010 and 2009, the Company reported net losses of $13.8 million and $14.8 million, respectively, and negative cash flows from operating activities of $11.2 million and $13.9 million, respectively. As of June 30, 2010, the Company had an aggregate accumulated deficit of $73.8 million. The Company anticipates that operations will continue to report losses and negative cash flow during the remainder of 2010. As a result of these net losses and cash flow deficits and other factors, there is a substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. The Company is currently seeking additional funding from its principal stockholder and unrelated third parties. The Company has never paid or declared dividends on its capital stock.

Off-Balance Sheet Arrangements

As of June 30, 2010, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2010. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts payable and accrued expenses. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate the amounts expected to be received or paid.

The carrying value of the Company’s notes payable-related party approximated its fair value based on the current market conditions for similar debt instruments.

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

Fair Value

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on our consolidated financial statements nor is it expected to have a material impact for the portion which is effective in 2011.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial statements nor is the portion which is effective in 2011 expected to have a material impact.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to interest rate risk is related to its borrowings. Fixed rate borrowings may have their fair market value adversely impacted from changes in interest rates. Floating rate borrowings will lead to additional interest expense if interest rates increase. The Company enters into loan arrangements when needed. The Company’s are subject to interest rate risk and changes in the prime interest rate will have an effect on interest rate expense.

Commodity Price Risk

The Company’s technology, once commercialized, will be used to produce biocrude for the energy market and protein for the agriculture market, each of which may directly or indirectly compete with existing commodities. In particular, the Company expects that the price its customer licensees will obtain from the sale of these products will most directly be impacted by market prices for crude oil and petroleum-based fuels, and protein, respectively. These market prices, particularly for crude oil and petroleum-based fuels, can be volatile, and can be influenced by factors including global demand, availability of supply, weather, political events and the market price of alternative forms of energy, all of which factors are beyond the Company’s control. Significant fluctuations in these commodity prices could impact the profitability of our technology to the Company’s customer licensees, and therefore the demand for the Company’s technology, and could also affect the amount of royalty revenues the Company receives from customer licensees.

Foreign Exchange Risk

The Company expects to enter into license agreements and other contracts with foreign counterparties that are each settled in U.S. dollars. Consequently, the Company’s direct exposure to fluctuations in the exchange rate between U.S. dollars and the local currency of its customer licensees, consultants and suppliers is limited. However, to the extent that its customer licensees experience reductions in the value of the sale of product produced by the Company’s technology due to foreign currency exchange rate fluctuations, the demand for its technology and processes may be indirectly impacted. The Company may also incur a portion of its costs in the local currencies of the countries in which its customer licensees are located. To the extent that the value of these currencies increases relative to the U.S. dollar, the Company’s expenses in U.S. dollar terms would increase.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In light of the material weaknesses disclosed in its Annual Report on Form 10-K/A filed August 6, 2010, which continued to exist as of June 30, 2010, the Company has determined that as of June 30, 2010, the Company’s disclosure controls and procedures are not effective.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there has not occurred any change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), other than as noted above, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

Item 1A.	RISK FACTORS

The following replaces the Company’s risk factors as disclosed in its Annual Report on Form 10-K/A:

The Company has a limited operating history.

The Company is a development stage company. As a result, the Company has no significant history of revenues, operating or net income, cash flows or the other financial performance metrics that will affect the future market price of its common stock. Any investment made in the Company’s common stock will necessarily be speculative and based largely on an investor’s own views as to the future prospects for its business. If the Company is unable to generate sufficient revenues or profits, it may be unable to continue operating and an investor may lose its entire investment in the Company’s common stock.

In addition, because of this limited operating history, investors and research analysts could have more difficulty valuing the Company’s common stock, which could lead to significant variability in the value ascribed to the common stock by market participants. This, in turn, could lead to a high degree of volatility in the market price of the common stock, which could have adverse effects on the Company’s investors and on its ability to conduct financing activities, determine dividend policy and price any stock options granted for compensation or other purposes.

The Company has a history of operating losses and its auditors have indicated that there is a substantial doubt about its ability to continue as a going concern.

To date, the Company has not been profitable and has incurred significant losses and cash flow deficits. For the six months ended June 30, 2010 and 2009, the Company reported net losses of $13.8 million and $14.8 million, respectively, and negative cash flow from operating activities of $11.2 million and $13.9 million, respectively. As of June 30, 2010, the Company had an aggregate accumulated deficit of $73.8 million. The Company anticipates that it will continue to report losses and negative cash flow. As a result of these net losses and cash flow deficits, the Company’s independent auditors issued an audit opinion with respect to its financial statements for the three years ended December 31, 2009 that indicated that there is a substantial doubt about the Company’s ability to continue as a going concern.

The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of its assets and potential contingent liabilities that may arise if the Company is unable to fulfill various operational commitments. In addition, the value of the Company’s securities would be greatly impaired. The Company’s ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. If the Company’s ability to generate cash flow from operations is delayed or reduced and the Company is unable to raise additional funding from other sources, it may be unable to continue in business.

The Company expects to derive substantially all of its revenue during its next year of operation from a small number of contracts that the Company will enter into during 2010.

The Company expects that licensing fees and royalties from these contracts will comprise substantially all of its revenue during the next year. During this time, the Company will be reliant on a small number of customer licensees for substantially all of its revenue and subject to the risk that these customer licensees will be unable or unwilling to satisfy their payment and other obligations to the Company.

In addition, these contracts will generally be subject to termination in the event that the Company fails to satisfy its obligations under such contracts. Although the Company believes that it has satisfied, and intends to continue to satisfy, these obligations there can be no assurance that the Company will be able to continue to do so in the future. These contracts may also be terminated if the Company’s customer licensees’ demonstration facilities fail to meet certain productivity levels. See “—Some of the Company’s initial contracts will be conditioned on the demonstration facilities deployed by its customer licensees meeting certain levels of productivity, and the failure to meet those levels may lead to the termination of these contracts, which will materially adversely affect the Company’s ability to generate revenue and its results of operations.”

Furthermore, there is no assurance that the Company’s customer licensees will be able to successfully commercialize and distribute biocrude or protein product created using the Company’s technology. In that instance, customer licensees may seek to terminate their contracts or renegotiate the terms. If any of these contracts are terminated or renegotiated on less favorable terms, or if any of the Company’s customer licensees fail to meet their payment obligations to the Company, its ability to generate revenues will be materially adversely affected, and this could have a material adverse effect on its financial condition and could cause it to cease operations.

The Company may be unable to acquire and retain licensees.

The Company’s main source of revenue will be in the form of licensing fees and royalties from its customer licensees. Therefore, obtaining a significant number of new customer licensees is critical for the Company’s continued growth and operation. Because the Company’s technology has not previously been deployed in the marketplace, it is uncertain whether it will be accepted by prospective customer licensees and there is a risk that the Company will be unable to acquire and retain licensees due to a number of factors, including the Company’s proposed licensing fee and royalty structure, capital expenditure requirements or questions surrounding commercial feasibility of the Company’s technology. For example, the predicted productivity levels of the Company’s micro-crop production system and the processes and methodologies used to operate the system may not yield a result that is commercially attractive to prospective customer licensees (compared to competitive products or otherwise). The Company’s micro-crop production system requires its customer licensees to incur large fixed capital costs, which could render the system cost prohibitive for prospective customer licensees. Failure to secure licensees in a timely manner could have a material adverse effect on the Company’s financial condition and could cause it to cease operations.

The Company has yet to construct its technology on a commercial scale, and may be unable to solve technical and engineering challenges that would prevent its technology from being economically attractive to prospective customer licensees.

Although the Company has successfully built a working demonstration facility and has extracted small field-scale quantities of biocrude and protein for technical validation, the Company has not demonstrated that its technology is viable on a commercial scale. All of the tests conducted to date with respect to the Company’s technologies have been performed on limited quantities of micro-crops, and the Company cannot be assured that the same or similar results could be obtained at competitive cost on a large-scale commercial basis. The Company has never utilized this technology under the conditions or in the volumes that will be required to be profitable and cannot predict all of the difficulties that may arise. While the Company’s bioreactors are modular in design, the Company anticipates that a single commercial-scale facility would be several orders of magnitude larger than its working demonstration facility, and the implementation of the Company’s technology on that scale will require further research, development, design and testing. Such an undertaking involves significant uncertainties, and consequently the construction of a commercial-scale facility may face delays, failures, or unexpected costs and that the Company may not be able to successfully design a scalable, cost-effective system for the growth and harvesting of micro-crops.

In addition, once a licensee begins to scale up and replicate such a system, unforeseen factors and issues may arise which make any such system uneconomical, thus causing additional delays or outright failure. The production of petroleum substitutes and protein products from micro-crops involves complex outdoor aquatic systems with inherent risks, including weather, disease, and contamination. As a result, the operations of the Company’s customer licensees may be adversely affected from time to time by climatic conditions, such as severe storms, flooding, dry spells and changes in air and water temperature or salinity, and may also be adversely affected by pollution and disease. Any of these or other factors could cause production and growth rates at commercial-scale operations to be significantly below those the Company project based on results the Company has achieved at its working demonstration facility. Because the Company expects to rely on license fees and royalties for its revenues, any operational difficulties experienced by its licensees would have an adverse effect on the Company’s revenues and profitability, and such effects could be material.

If the Company encounters significant engineering or other obstacles in implementing its technology at commercial scale, or if its customer licensees experience significant operational difficulties, its financial condition, cash flows and results of operations could be adversely affected, and such effects could be material.

Some of the Company’s initial contracts will be conditioned on the demonstration facilities deployed by its customer licensees meeting certain levels of productivity, and the failure to meet those levels may lead to the termination of these contracts, which will materially adversely affect the Company’s ability to generate revenue and its results of operations.

Some of the Company’s initial contracts will be conditioned on deployed license units, or demonstration facilities, meeting certain minimum levels of productivity after an initial construction and start-up phase. The Company generally will not receive any revenues under these contracts unless such levels are met during the test periods prescribed in each such contract. There is no assurance that the Company’s customer licensees’ demonstration facilities will meet the minimum levels of productivity required under these contracts. If a demonstration facility does not meet the minimum level of productivity, the relevant contract may be terminated by the customer licensee, which in turn will have a material adverse effect on the Company’s ability to generate revenue and its results of operations.

The Company’s proposed licensing terms may not be accepted by prospective customer licensees and, even if accepted, there can be no assurance that customer licensees will meet their payment obligations under these licensing terms.

Prospective customer licensees may not accept the Company’s planned license agreement model. For example, prospective customer licensees may be unwilling to pay the proposed licensing fees prior to or during their construction of the Company’s micro-crop production system or prior to full commercial deployment of the system. Therefore, even if the Company is successful in attracting new customer licensees for its technology, the Company may not realize revenue from such customer licensees in the form or time frame the Company currently anticipates. Even if customer licensees execute licensing agreements in the form currently anticipated, there is no guarantee that such customer licensees will make payments in the time frame to which they agree. If prospective customer licensees are unwilling or unable to pay as anticipated, the timing of the Company’s revenues and incoming cash flows could be reduced or delayed, which could have a material adverse effect on the Company’s financial condition or cause it to cease operations.

While the Company has entered into several MOUs with prospective customer licensees, MOUs are not binding agreements and they might not result in any enforceable contracts or generate any revenue.

The Company has entered into five MOUs with prospective customer licensees, and has a pipeline of additional prospective customer licensees with whom the Company hopes to eventually enter into licensing agreements. However, MOUs do not bind prospective customer licensees to enter into a license agreement with the Company or to pay it anything, and there can be no assurance that any prospective customer licensee will ever generate any revenue for the Company. Accordingly, until the Company has entered into binding license agreements with these prospective customer licensees, the Company does not have a right to receive fees or other payments, and prospective customer licensees may decide to terminate their relationship with the Company at any time, regardless of the existence of an MOU. In addition, the Company may incur significant costs in connection with promoting its business and its technology to prospective customer licensees, or for research and other work in contemplation of entering into a license agreement with prospective customer licensees. Such expenses might be incurred pursuant to an MOU or otherwise, but to the extent that any such expenses do not result in a binding license agreement, the Company would not be able to recoup those expenses from anyone.

If the Company is unable to convert existing MOUs and prospective customer licensee relationships into binding license agreements, or if the Company is able to convert only a limited number, it may not earn sufficient revenues to continue operations.

The market may not accept the end-products produced by the Company’s technology.

The biomass produced by the Company’s micro-crop production system produces two end-products: biocrude and protein. The commercial viability of its technology largely depends on the ability of the Company’s customer licensees to sell these end-products into existing markets.

It has yet to be proven that potential buyers for the specific end-products produced by the Company’s technology, including refineries and feed companies, would ultimately purchase the end-products produced by the Company’s customer licensees. For example, market acceptance of the Company’s protein product will be a function, among others, of digestibility and palatability (the assessment of which will require additional laboratory and field study). Should these studies not proceed favorably, the market for the Company’s protein product could be materially diminished. Failure to establish such a market or any significant reduction in a customer licensee’s profitability may result in their failing to pay the Company’s expected licensing fees and would decrease the amount of any royalties the Company would otherwise receive. Any of these events may have a material adverse effect on the Company’s revenues and results of operations, or cause it to cease operations altogether.

The revenue and returns the Company’s customer licensees will realize from its technology are highly dependent on the market price of the biocrude and protein end-products produced using the Company’s technology, and those prices will be considerably lower if the Company fails to receive certain regulatory or industry approvals or if those markets are unavailable for other reasons.

The economic viability of the Company’s technology depends on the ability of its customer licensees to generate sufficient revenues from the sale of biocrude and protein. These revenues, and the internal rates of return the Company’s customer licensees can expect from their investment in the Company’s technology, are sensitive to the market prices of these co-products, especially its protein product. Should its customer licensees be unable to obtain an adequate price for these products, their profits would be lower than expected and they might incur losses.

If the Company’s customer licensees are unable to sell protein into the market for human consumption, their revenues and profitability could be significantly lower than the Company and they anticipate. An inability to do so would result in significant lower rates of return. While the Company expects to begin receiving these approvals by 2013, it does not yet have regulatory approval in any jurisdiction for its protein to be sold for human consumption, and there can be no assurance that such approvals will not be delayed or denied entirely. If the Company fails to obtain regulatory approvals in sufficient time, then its customer licensees could sell only into the animal feed market, where prices are much lower, and their operations might become loss-making and unviable as a result. Even if the Company succeeds in obtaining regulatory approval, there can be no assurance that the human food market will accept its protein product.

Similarly, the Company’s customer licensees’ ability to sell biocrude for use in coker or pyrolysis applications, rather than the lower-priced combustion or fermentation markets, will have a significant effect on their revenues and profitability. Should the coker or pyrolysis markets not be available to its customer licensees, either because its biocrude product fails to meet technical requirements for such uses or because such markets fail to readily accept the Company’s biocrude as a viable feedstock, then its customer licensees’ revenues would decrease, perhaps materially, and their return on investment would suffer.

If the Company’s customer licensees cannot operate at a reasonable level of profit, they might cease operations, which would result in the Company losing license fees and royalty payments. In such a circumstance, it is also likely that the Company would face significant difficulties attracting new customer licensees. Either or both outcomes would likely have a materially adverse effect on the Company’s revenues, results of operations and financial condition.

The end-products produced by the Company’s technology are subject to industry and regulatory testing.

The end-products produced by the Company’s technology generally require industry or regulatory testing in the countries in which they are produced or sold. For example, the Company’s biocrude will need to pass industry certification requirements imposed by most refineries before it can be used as a fuel feedstock, and certain prospective customer licensees or end-product purchasers might require that it meet particular technical specifications before use. For certain applications, such as conversion of the Company’s biocrude to pyrolysis oil and fermentation to ethanol, additional laboratory testing will be required to determine if such applications constitute viable uses for the Company’s biocrude, and if such testing proves unsuccessful, the size of the market for its biocrude may be significantly smaller than the Company currently anticipates.

Similarly, the Company’s protein product requires regulatory approvals before it can be used in animal feed or for human consumption. To date, the Company has obtained approval for the use of its protein in animal feed only in Indonesia. Approvals in other jurisdictions will be essential to the commercial viability of its technology. In addition, the Company has not yet submitted its protein product’s application for human consumption for regulatory approval in any jurisdiction. Such approvals could take several years or longer to obtain, if they can be obtained at all.

Should the end-products produced by the Company’s technology fail to meet industry or regulatory requirements, there would be an adverse effect on the ability of its customer licensees to market the products of their micro-crop operations, which would adversely affect their profitability. Since the Company expects to rely on licensing fees and royalties for the substantial majority of its revenues, such events would also adversely affect its revenues and profitability, and such effects could be material.

The assumptions underlying the projected revenues and profitability of the Company’s license units for its customers licensees are inherently uncertain and are subject to significant business, economic, financial, regulatory and competitive risks and uncertainties that could cause the Company’s customer licensees’ actual results to differ materially from those projected.

The projected revenues and returns on investment of the Company’s license units for its customer licensees have been prepared by the Company based on assumptions relating to construction costs and other capital costs associated with building a unit, operating expenses, productivity and growth rates, end-product price ranges, and numerous other assumptions, all of which are inherently uncertain and are subject to significant business, economic, meteorological, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those projected. If the Company’s license units do not achieve the projected results, its customer licensees may not generate revenues or profits sufficient for them to continue operating license units, or the revenues that the Company receive from such license units may be significantly less than the Company anticipates. Any of the foregoing could have a material adverse effect on the Company’s results of operation and financial condition.

The Company’s long-term success depends on future royalties paid to it by its customer licensees, and the Company faces the risks inherent in a royalty-based business model.

The Company is a licensing business without a substantial amount of tangible assets, and its long-term success depends on future royalties paid to it by customer licensees. The amount of royalty payments the Company receives will be primarily based upon the revenues generated by its customer licensees’ operations, and so the Company will be dependent on the successful operations of its customer licensees for a significant portion of its revenues. The Company faces risks inherent in a royalty-based business model, many of which are outside of its control, including those arising from its reliance on the management and operating capabilities of the Company’s customer licensees and the cyclicality of supply and demand for end-products produced using its technology. Should the Company’s customer licensees fail to achieve sufficient profitability in their operations, its royalty payments would be diminished and its results of operations, cash flows and financial condition could be adversely affected, and any such effects could be material.

If a competitor were to achieve a technological breakthrough, the Company’s operations and business could be negatively impacted.

There currently exist a number of businesses that are pursuing the use of algae, bacteria and other micro-crops and other methods for creating biomass and other alternative fuels. Should a competitor achieve a research and development, technological or biological breakthrough where production costs are significantly reduced, or if the costs of similar competing products were to fall substantially, the Company may have difficulty attracting customer licensees. In addition, competition from other technologies considered “green technologies” could lessen the demand for the end-products produced by the Company’s technology. Furthermore, competitors may have access to larger resources (capital or otherwise) that provide them with an advantage in the marketplace, which could result in a negative impact on the Company’s business.

Any competing technology that produces biomass of similar quality, at a superior growth rate and more cost efficient, could render the Company’s technology obsolete. In addition, because the Company does not have any issued patents, it may not be able to preclude development of even directly competing technologies using the same methods, materials and procedures as the Company uses to achieve its results. Any of these competitive forces may inhibit or materially adversely affect its ability to attract and retain customer licensees, or to obtain royalties or other fees from the Company’s customer licensees. This could have a material adverse effect on the Company’s operations.

If the Company fails to establish, maintain and enforce intellectual property rights with respect to its technology, its operations and business could be negatively impacted.

The Company’s ability to establish, maintain and enforce intellectual property rights with respect to the technology that the Company licenses to its customer licensees will be a significant factor in determining its future financial and operating performance. The Company seeks to protect its intellectual property rights by relying on a combination of patent, trade secret and copyright laws. The Company also uses confidentiality and other provisions in its agreements that restrict access to and disclosure of its confidential know-how and trade secrets.

The Company has filed patent applications with respect to many aspects of its technologies, including those relating to its bioreactors, growth management systems and downstream processing technologies. However, there can be no assurance that any of these applications will ultimately result in issued patents or, if patents are issued, that they will provide sufficient protections for the Company’s technology against competitors. See “—Although the Company has filed patent applications for some of its core technologies, the Company does not currently hold any issued patents and the Company may face delays and difficulties in obtaining these patents, or the Company may not be able to obtain such patents at all.”

Outside of these patent applications, the Company seeks to protect its technology as trade secrets and technical know-how. However, trade secrets and technical know-how are difficult to maintain and do not provide the same legal protections provided by patents. In particular, only patents will allow the Company to prohibit others from using independently developed technology that is similar. If competitors develop knowledge substantially equivalent or superior to the Company’s trade secrets and technical know-how, or gain access to its knowledge through other means such as observation of the Company’s technology that embodies trade secrets at customer sites which the Company does not control, the value of its trade secrets and technical know-how would be diminished.

While the Company strives to maintain systems and procedures to protect the confidentiality and security of its trade secrets and technical know-how, these systems and procedures may fail to provide an adequate degree of protection. For example, although the Company generally enters into agreements with its employees, consultants, advisors, customer licensees and strategic partners restricting the disclosure and use of trade secrets, technical know-how and confidential information, there can be no assurance that these agreements will be sufficient to prevent unauthorized use or disclosure. In addition, some of the technology deployed at its customer sites which the Company does not control may be readily observable by third parties who are not under contractual obligations of non-disclosure, which may limit or compromise the Company’s ability to continue to protect such technology as a trade secret.

Although the Company seeks to secure intellectual property rights with respect to its technology where such rights are available, certain aspects of its technology cannot be protected as intellectual property. For example, unlike certain other companies operating in the alternative energy or biofuel industry, the Company’s technology does not involve the creation or use of manufactured or genetically engineered organisms. The microorganisms that the Company processes and ultimately converts to biocrude and protein are naturally-occurring species indigenous to the environments in which its customer licensees operate. Since the Company does not have, and cannot obtain, intellectual property rights with respect to these species, and consequently other companies are free to develop competing technologies to grow these organisms, it is important that the Company secure and protect its intellectual property rights in the technology that the Company licenses to customer licensees, including its processes and system for growing micro-crops at an optimal rate. If the Company fails to secure and protect these rights, other companies will be able to freely copy or otherwise reproduce its technology, which may in turn cause the Company to lose customer licensees and prospective customer licensees to those competitors.

While the Company is not currently aware of any infringement or other violation of its intellectual property rights, monitoring and policing unauthorized use and disclosure of intellectual property is difficult. If the Company learned that a third party was in fact infringing or otherwise violating its intellectual property, the Company may need to enforce its intellectual property rights through litigation. Litigation relating to the Company’s intellectual property may not prove successful and might result in substantial costs and diversion of resources and management attention.

From the Company’s customer licensee’s standpoint, the strength of the intellectual property under which the Company grants licenses can be a critical determinant of the value of these licenses. If the Company is unable to secure, protect and enforce its intellectual property, it may become more difficult for it to attract new customers. Any such development could have a material adverse effect on the Company’s operation, cash flows and financial condition.

Although the Company has filed patent applications for some of its core technologies, the Company does not currently hold any issued patents and the Company may face delays and difficulties in obtaining these patents, or the Company may not be able to obtain such patents at all.

Patents are a key element of the Company’s intellectual property strategy. The Company has filed nine patent applications in the United States and other jurisdictions but, to date, no patents have issued from these applications. These pending patent applications relate to, among other aspects of the Company’s technology, the design of its bioreactors, the physical and chemical treatment processes for biomass, its growth algorithms, multi-spectral cameras and imaging algorithms, the use of its processes to make biocrude and protein end-products, and its enterprise management system. The Company’s applications are in the early stages and it has not received substantive feedback from relevant patent offices regarding the viability of its patent applications. It may take a long time for any patents to issue from the applications, and there can be no assurance that any patents will ultimately be issued or that any patents that do ultimately issue will issue in a form that will adequately protect the Company’s commercial advantage.

The Company’s ability to obtain patent protection for its technologies is uncertain due to a number of factors, including that the Company may not have been the first to make the inventions covered by its pending patent applications or to file patent applications for these inventions. The Company has not conducted any formal analysis of the prior art in the areas in which the Company has filed its patent applications, and the existence of any such prior art would bring the novelty of its technologies into question and could cause the pending patent applications to be rejected.

Further, changes in U.S. and foreign patent law may also impact the Company’s ability to successfully prosecute its patent applications. For example, the United States Congress and other foreign legislative bodies may amend their respective patent laws in a manner that makes obtaining patents more difficult or costly. Courts may also render decisions that alter the application of patent laws and detrimentally affect the Company’s ability to obtain patent protection.

Even if patents do ultimately issue from the Company’s patent applications, these patents may not provide meaningful protection or commercial advantage. Patents only provide protection for a 20-year period starting from the filing date and the longer a patent application takes to issue the less time there is to enforce it. Further, the claims under any patents that issue from the Company’s applications may not be broad enough to prevent others from developing technologies that are similar or that achieve similar results. It is also possible that the intellectual property rights of others will bar the Company from licensing its technology and bar it or its customer licensees from exploiting any patents that issue from its pending applications. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the fields in which the Company has developed and are developing its technology. These patents and patent applications might have priority over the Company’s patent applications and could subject its patent applications to invalidation. Finally, in addition to those who may claim priority, any patents that issue from the Company’s applications may also be challenged by its competitors on the basis that they are otherwise invalid or unenforceable.

The Company may be unable to fully enforce its intellectual property in certain countries.

The Company expects that many of its customer licensees will be in certain countries, including China, India and Indonesia, where the Company may have difficulty enforcing its intellectual property rights due to the general nature of the intellectual property enforcement mechanisms that are in place in such countries. These jurisdictions may have weaker statutory protections for intellectual property, or judicial or administrative regimes that make enforcement of these protections more difficult than in the United States. As a result, the Company might not be able to pursue adequate remedies in the event that its intellectual property rights are violated. In particular, the Company might be unable to effectively prevent the continuing infringement of its intellectual property rights.

To the extent that any material infringement of its intellectual property occurs for which the Company is unable to obtain a remedy, the Company is likely to suffer a loss of potential revenues, since the Company won’t receive license fees for such infringing uses, and other existing and prospective customer licensees might become hesitant to pay license fees for a technology being used freely by their competitors in the marketplace. If the infringing uses became widespread, this could have a materially adverse effect on the Company’s results of operations, cash flows and financial condition.

The Company may face claims that the Company is violating the intellectual property rights of others.

The Company may face claims, including from direct competitors, other energy companies, scientists or research universities, asserting that its technology or the commercial use of such technology by its customer licensees or partners infringes or otherwise violates the intellectual property rights of others. The Company has not conducted infringement, freedom to operate or landscape analyses, and as a result the Company cannot be certain that its technologies and processes do not violate the intellectual property rights of others. The Company expects that it may increasingly be subject to such claims as the Company begins to earn revenues and its market profile grows.

The Company may also face infringement claims from the employees, consultants, agents and outside organizations it has engaged to develop its technology. While the Company has sought to protect itself against such claims through contractual means, there can be no assurance that such contractual provisions are adequate, and any of these parties might claim full or partial ownership of the intellectual property in the technology that they were engaged to develop.

If the Company were found to be infringing or otherwise violating the intellectual property rights of others, the Company could face significant costs to implement work-around methods, and there would be no assurance that any such work-around would be available or technically equivalent to its current technology. In such cases, the Company might need to license a third party’s intellectual property, although any required license might not be available on acceptable terms, or at all. If the Company is unable to work around such infringement or obtain a license on acceptable terms, the Company might face substantial monetary judgments against it or an injunction against continuing to license its technology, which might cause it to cease operations.

In addition, even if the Company is not infringing or otherwise violating the intellectual property rights of others, the Company could nonetheless incur substantial costs in defending itself in suits brought against it for alleged infringement. Also, if its license agreements provide that the Company will defend and indemnify its customer licensees for claims against them relating to any alleged infringement of the intellectual property rights of third parties in connection with such customer licensees’ use of the Company’s technologies, the Company may incur substantial costs defending and indemnifying its customer licensees to the extent they are subject to these types of claims. Such suits, even if without merit, would likely require its management team to dedicate substantial time to addressing the issues presented. Any party bringing claims might have greater resources than the Company does, which could potentially lead to its settling claims against which the Company might otherwise prevail on the merits.

Any claims brought against the Company or its customer licensees alleging that the Company has violated the intellectual property of others could have negative consequences for the Company’s business, and its financial condition, cash flows and results of operations could be materially adversely affected as a result.

The Company relies on strategic partners.

The Company relies on strategic partners to aid in the development and marketing of its technology and processes. Should the Company’s strategic partners not regard it as significant to their own businesses, they could reduce their commitment to the Company or terminate their relationship with it, pursue competing relationships or attempt to develop or acquire products or services that compete with the end-products produced using the Company’s technology. Any such action could materially adversely affect the Company’s business.

The Company has identified material weaknesses and significant deficiencies in its internal control over financial reporting.

The Company recently completed a restatement of its financial statements and filed an amendment to its Annual Report on Form 10-K for the year ended December 31, 2009 and its Quarterly Report on Form 10-Q for the three months ended March 31, 2010, in which the Company’s management determined the Company had material weaknesses and significant deficiencies in its internal control over financial reporting, and that its internal control over financial reporting is not effective. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Specifically, the Company’s material weaknesses relate to the lack of technical expertise among its accounting staff and inadequate staffing levels in its accounting department. These factors led to a restatement of several errors in the Company’s financial statements for the three years ended December 31, 2009 and for the three months ended March 31, 2009 and 2010, including (1) the failure to correctly estimate the fair value of the grants to the Company’s employees in 2008 and 2007 of restricted profits interests in PA LLC; (2) the inappropriate characterization of certain new areas of activity and cost as research and development expense; (3) the failure in 2008 to properly consider and account for an option to purchase ownership units in PA LLC that was issued in connection with the issuance of a Company debt instrument; (4) the improper recording in 2009 of the amount of potential future revenues and associated expenses related to shares and a technology license agreement issued to a third party in exchange for cash and the third party’s agreement to market the Company’s product in a specified region; and (5) the incorrect valuation in 2009 of shares issued in connection with an agreement for certain research and development services.

Although the Company has taken steps to remedy the material weaknesses and the significant deficiencies, the measures the Company has taken may not be effective, and the Company may not be able to implement and maintain effective internal control over financial reporting in the future. If the Company has material weaknesses or significant deficiencies in the future, it could affect the accuracy of the financial results that the Company reports or create a perception that those financial results do not fairly state its financial condition or results of operations.

The Company’s Annual Report on Form 10-K will include a report by its management regarding the effectiveness of its internal control over financial reporting. As an existing SEC registrant, the Company will not have the benefit of a full grace period and the necessary diversion of management resources and attention could harm its growth.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations promulgated by the SEC to implement Section 404, the Company is required to include in its Annual Report on Form 10-K a report by its management regarding the effectiveness of its internal control over financial reporting. The report will include, among other things, an assessment of the effectiveness of its internal control over financial reporting as of the end of the Company’s fiscal year, including a statement as to whether or not its internal control over financial reporting is effective.

Because the Company is an existing SEC registrant, the Company will not have the benefit of a grace period for full Section 404 compliance enjoyed by other companies undergoing an initial public offering. As a result, the Company will have to devote significant management attention to these compliance matters at a time at which the Company expects its business to grow substantially. This diversion of management resources and attention could harm the Company’s growth.

The recently-enacted Dodd-Frank Wall Street Reform and Consumer Protection Act exempts non-accelerated filers from complying with the requirement set forth in Section 404(b) of the Sarbanes-Oxley Act, which requires that reporting companies include in their annual reports an independent auditors attestation report on the effectiveness of the reporting company’s internal control over financial reporting. For the fiscal year ended December 31, 2010, the Company will not be an accelerated filer and will therefore be exempt from the requirements of Section 404(b) of the Sarbanes-Oxley Act. However, the Company expects that beginning in fiscal year 2011 the Company will become an accelerated filer and will be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act, which will increase the diversion of its management’s limited resources and attention.

If the Company fails to manage future growth effectively, its business could be harmed.

The Company expects to experience rapid growth as the Company commercializes its technology. This growth will likely place significant demands on the Company’s management and on its operational and financial infrastructure. To manage growth effectively, the Company must continue to improve and enhance its managerial, operational and financial controls, hire sufficient numbers of capable employees and upgrade its infrastructure. The Company must also manage an increasing number of new and existing relationships with customer licensees, suppliers, business partners and other third parties. These activities will require significant expenditures and allocation of valuable management resources. If the Company fails to maintain the efficiency of its organization as the Company grows, its revenues and profitability may be harmed, and the Company might be unable to achieve its business objectives.

The Company may be unable to recruit and retain the necessary personnel to support its future growth.

The Company currently relies on key individuals in the management and operation of its business. In order to continue the research and design of the Company’s micro-crop production system and move to larger commercial scaling and deployment, it will be necessary for it to recruit a significant number of additional qualified individuals, including experienced management and specific technical experts. Any inability to retain key employees or obtain the appropriate resources through hiring, outsourcing or through other contractors could delay or impair the Company’s ability to achieve successful results.

The Company faces risks associated with its international operations, including unfavorable regulatory, political and tax conditions, which could harm its business.

The Company faces risks associated with the international licensing activities the Company has engaged in and expects to engage in, including possible unfavorable regulatory, political and tax conditions, any of which could harm the Company’s business. The Company expects to have customer licensees in various jurisdictions outside of the United States, each of which is subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. In particular, the legal systems in these jurisdictions, particularly with respect to commercial matters and property rights, may be less developed than in the United States or more uncertain in their application. Laws can be subject to varying or unpredictable interpretations, and prior court decisions may have limited or no precedential value. In addition, the Company’s ability to enforce its contractual rights in foreign jurisdictions might be limited, especially in relation to its customer licensees that are instrumentalities of foreign governments.

The Company’s business relationships with international customer licensees are subject to foreign government taxes, regulations and permit requirements, and foreign tax and other laws. Its international licensee relationships are also subject to United States and foreign government trade restrictions, tariffs and price or exchange controls; preferences of foreign nations for domestic technologies; changes in diplomatic and trade relationships; political instability, natural disasters, war or events of terrorism; and the strength of international economies. Because the Company will rely on license fees and royalties from its customer licensees’ operations, any negative impact these factors have on its customer licensees would also have an adverse effect on the Company’s financial results.

The Company is exposed to fluctuations in foreign exchange rates.

In the near term, the Company expects that substantially all of its revenues will be from customer licensees outside the United States and that, over the longer term, at least a substantial majority of the Company’s revenues will come from non-U.S. customer licensees. Under the license agreements that the Company expects to enter into in the future with non-U.S. customer licensees, a portion of its license and royalty fee revenue may be denominated in currencies other than the U.S. dollar. Many of the Company’s costs, however, including most of the costs of its employees who the Company expects to support the operations of its customer licensees, and its research and development costs, will be denominated in U.S. dollars. The Company expects that fluctuations in the value of these revenues and expenses as measured in U.S. dollars will affect its results of operations, and adverse currency exchange rate fluctuations may have a material impact on its future financial results. In particular, to the extent that the U.S. dollar appreciates in value relative to the currencies in which the Company receives revenue, the Company’s revenues will be lower in U.S. dollar terms, while many of its expenses will remain at the same level, resulting in a net negative impact on its profitability.

The Company’s quarterly operating results may fluctuate in the future, which may cause its stock price to decline.

The Company’s quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of its control. Fluctuations may be amplified by the uncertainty in timing of a relatively small number of large transactions the Company anticipates. Fluctuations in the Company’s quarterly operating results could cause its stock price to decline rapidly, may lead analysts to change their long-term model for valuing its common stock, could cause the Company to face short-term liquidity issues, may impact its ability to retain or attract key personnel, or cause other unanticipated issues. If its quarterly operating results fail to meet or exceed the expectations of research analysts or investors, the price of the Company’s common stock could decline substantially. The Company believes that its quarterly revenue and operating results may vary significantly in the future and that period-to-period comparisons of its operating results may not be meaningful. The results of any quarterly or annual periods should not be relied upon as indications of the Company’s future operating performance.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 6, 2010, the Company issued and sold 10,000 shares of its common stock for a purchase price of $8.00 per share and a warrant to purchase 10,000 shares of its common stock at an exercise price of $15.00 per share for an aggregate purchase price of $80,000.

On June 29, 2010, the Company issued and sold 81,250 shares of its common stock for a purchase price of $8.00 per share and a warrant to purchase 81,250 shares of its common stock at an exercise price of $15.00 per share for an aggregate purchase price of $650,000.

Each unregistered sale of equity securities disclosed above was made in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

4.1	Warrant, dated April 7, 2010, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 4.3 to the registrant’s quarterly report on Form 10-Q, filed May 17, 2010)

4.2	Warrant, dated April 7, 2010, with Valens Offshore SPV I, Ltd (incorporated by reference to Exhibit 4.4 to the registrant’s quarterly report on Form 10-Q, filed May 17, 2010)

4.3	Warrant, dated May 5, 2010, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 4.5 to the registrant’s quarterly report on Form 10-Q, filed May 17, 2010)

4.4	Warrant, dated May 5, 2010, with Valens Offshore SPV I, Ltd (incorporated by reference to Exhibit 4.6 to the registrant’s quarterly report on Form 10-Q, filed May 17, 2010)

10.1	Securities Purchase Agreement, dated April 7, 2010, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q, filed May 17, 2010)

10.2	Securities Purchase Agreement, dated April 7, 2010, with Valens Offshore SPV I, Ltd (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q, filed May 17, 2010)

10.3	Securities Purchase Agreement, dated May 5, 2010, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q, filed May 17, 2010)

10.4	Securities Purchase Agreement, dated May 5, 2010, with Valens Offshore SPV I, Ltd (incorporated by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q, filed May 17, 2010)

10.5*	12% Secured Term Note, issued May 27, 2010

10.6*	12% Secured Term Note, issued June 23, 2010

10.7*	12% Secured Term Note, issued July 19, 2010

10.8*	12% Secured Term Note, issued August 4, 2010

31.1*	Rule 13a-14(a) Certification by the Principal Executive Officer

31.2*	Rule 13a-14(a) Certification by the Principal Financial Officer

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

PETROALGAE INC.

Date: August 16, 2010	By:	/S/ DAVID P. SZOSTAK
	Name:	David P. Szostak
	Title:	Chief Financial Officer (Principal Financial Officer)