Form 10-K/A
period 2009-12-31
PetroAlgae Inc.
filed 2010-10-29
CIK 927472

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

Securities registered under Section 12(b) of the Act:

None

Securities registered under to Section 12(g) of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $22,291,905.

The number of shares outstanding of the registrant’s common stock as of October 27, 2010 was 106,920,730 shares of common stock, all of one class.

Explanatory Note

We originally filed our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on March 31, 2010.

We subsequently filed an amendment to the Form 10-K with the SEC on August 6, 2010.

We are filing this Amendment No. 2 to the Form 10-K (“Amendment No. 2”) with the SEC for the purpose of revising the disclosure under “Item 9A(T). Controls and Procedures.”

PART II

ITEM 9A(T).         CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such system of controls and procedures were designed to obtain reasonable assurance of achieving their control objective. In light of the adjustments explained and presented in this Form 10-K/A, our management, including our principal executive officer and principal financial officer, has determined that as of December 31, 2009, the PetroAlgae Inc.’s (the “Company”) disclosure controls and procedures were not effective at a reasonable assurance level.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”), and (iii) compliance with applicable laws and regulations. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting was not effective as of December 31, 2009.

Due to the early stage of the Company’s development and the limited funds available to it, the Company has a small number of accounting personnel that process and report on certain financial transactions that present a relatively high degree of technical accounting complexity. The Company believes that the material errors that were identified and corrected in its 2009 Form 10-K/A occurred and were not detected until recently due to the following material weaknesses in internal controls, which are being remediated as indicated below:

•	The Company’s accounting staff was small and did not include personnel with the requisite technical expertise to evaluate complex transactions – the Company replaced the accounting department head with a Certified Public Accountant who has 25 years’ experience handling complex transactions and public reporting requirements. Other staffing changes will be made as deemed necessary.

•	Communication between management and the accounting staff regarding certain complex transactions and changes in the business appears to have been inadequate – we have established stronger lines of communication and documentation procedures to ensure that the substance of all transactions are fully understood and properly reported.

•	The Company did not have a rigorous policy or procedure for establishing the value of equity and equity-linked securities when issued to employees or others for non-cash consideration – we have established a framework and detailed process of fair value estimation for such securities that is consistent with GAAP rules that will be followed in all future transactions.

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

Notwithstanding the aforementioned material weaknesses, our management performed additional analyses, reconciliations and other procedures to determine that, after giving effect to the adjustments made in this Form 10-K/A, the Company’s consolidated financial statements for the periods covered by and included in this annual report are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

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

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management, including our principal executive officer and principal financial officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Date: October 28, 2010

PETROALGAE INC.

By:	/s/ David P. Szostak
Name:	David P. Szostak

Title:	Chief Financial Officer

4