Form 10-Q
period 2010-09-30
PetroAlgae Inc.
filed 2010-11-12
CIK 927472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares outstanding of the registrant’s common stock as of November 3, 2010 was 106,920,730 shares of common stock, all of one class.

ITEM 1.	FINANCIAL STATEMENTS

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	September 30, 2010	December 31, 2009 (as restated)
ASSETS
Current assets:
Cash and cash equivalents	$359,423	$2,679,302
Restricted cash	2,000,000	2,000,000
Prepaid expenses	133,249	129,333
Receivable	—	1,200,000
Other current assets	—	341,726

Total current assets	2,492,672	6,350,361
Property and equipment	4,436,855	3,653,225
Accumulated depreciation	(2,188,162)	(1,416,350)

Net property and equipment	2,248,693	2,236,875
Deposits	5,200	5,200
Other non-current assets	1,179,483	—

Total assets	$5,926,048	$8,592,436

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,878,263	$536,328
Accrued expenses	1,627,899	1,617,191
Accrued expenses - related party	3,949,232	2,144,840
Deferred revenue	250,000	—
Liabilities related to equity issuance	3,000,000	7,500,000

Total current liabilities	10,705,394	11,798,359
Notes payable - related party	44,815,130	35,114,096
Other liabilities	2,000,000	2,000,000

Total liabilities	57,520,524	48,912,455
Commitments and Contingencies
Stockholders’ deficit:
Common stock - $.001 par value, 300,000,000 shares authorized, 106,920,730 and 106,229,356 shares issued and outstanding, respectively	106,921	106,229
Paid in capital	34,238,666	24,115,788
Deficit accumulated during the development stage	(80,486,860)	(60,012,830)

PetroAlgae Inc. stockholders’ deficit	(46,141,273)	(35,790,813)
Non-controlling interest	(5,453,203)	(4,529,206)

Total stockholders’ deficit	(51,594,476)	(40,320,019)

Total liabilities and stockholders’ deficit	$5,926,048	$8,592,436

See the accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended		For the Period From September 22, 2006 (Inception)
	September 30, 2010	September 30, 2009 (as restated)	September 30, 2010	September 30, 2009 (as restated)	Through September 30, 2010
Revenue	$—	$—	$—	$—	$—
Costs and expenses:
Selling, general and administrative	2,718,105	3,901,671	9,447,354	12,152,468	38,254,015
Research and development	3,689,642	3,552,122	11,184,021	11,754,814	42,229,839
Interest expense - related party	1,060,121	914,088	2,912,155	2,279,525	8,322,295
Depreciation	258,712	300,805	772,732	681,213	2,239,701

Total costs and expenses	7,726,580	8,668,686	24,316,262	26,868,020	91,045,850

Net loss before non-controlling interest	(7,726,580)	(8,668,686)	(24,316,262)	(26,868,020)	(91,045,850)
Net loss attributable to non-controlling interest	1,019,909	1,603,929	3,842,232	4,970,464	10,558,990

Net loss attributable to PetroAlgae Inc.	$(6,706,671)	$(7,064,757)	$(20,474,030)	$(21,897,556)	$(80,486,860)

Basic and diluted common shares outstanding	106,917,360	104,610,029	106,664,896	104,487,517

Basic and diluted loss per share	$(0.06)	$(0.07)	$(0.19)	$(0.21)

See the accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended		For the Period From September 22, 2006 (Inception)
	September 30, 2010	September 30, 2009 (as restated)	Through September 30, 2010
Cash flows from operating activities:
Net loss before non-controlling interest	$(24,316,262)	$(26,868,020)	$(91,045,850)
Adjustments to reconcile net loss before non-controlling interest to net cash used in operating activities:
Amortization of original issue discount	375,000	421,500	1,453,000
Stock compensation expense	687,468	369,233	1,276,121
Amoritization of unearned services	1,181,250	1,181,250	2,800,000
Employee compensation by grant of PA LLC units	1,234,813	1,512,662	5,939,392
Expenses paid and interest added to notes payable - related party	726,034	690,703	10,101,879
Expenses paid by issuance of common stock	—	144,680	1,214,230
Depreciation	772,732	681,213	2,234,972
Loss on disposition of equipment	460	2,410	127,290
Decrease (Increase) in prepaid expenses	(3,916)	34,376	(133,249)
(Increase) in other non-current assets	(27,483)	—	(27,483)
(Increase) in deposits	—	(200)	(5,200)
Increase in accounts payable	189,935	74,003	779,916
Increase in accrued expenses	1,815,100	601,926	3,442,128
Increase in deferred revenue	250,000	—	250,000

Net cash used in operating activities	$(17,114,869)	$(21,154,264)	$(61,592,854)
Cash flows from investing activities:
Proceeds from sale of asset	—	—	36,000
Acquisition of property and equipment	(785,010)	(2,082,316)	(4,646,955)

Net cash used in investing activities	$(785,010)	$(2,082,316)	$(4,610,955)
Cash flows from financing activities:
Member contributions	—	—	488,532
Reverse merger	—	—	99
Common stock and warrants issued for cash	6,380,000	3,500,000	27,880,000
Borrowings under notes payable - related party	8,600,000	10,000,000	36,794,601
Issuance of common stock and warrants for cash	1,200,000	—	2,000,000
PA LLC units returned for surrendered technology license	(600,000)	—	(600,000)

Net cash provided by financing activities	$15,580,000	$13,500,000	$66,563,232

Net (decrease) increase in cash	(2,319,879)	(9,736,580)	359,423
Cash and cash equivalents - beginning of period	2,679,302	10,416,823	—

Cash and cash equivalents - end of period	$359,423	$680,243	$359,423

Non-cash investing and financing activities:
Liability incurred for other non-current asset	$1,152,000	$—	$1,152,000
Stock and warrants issued for other liabilities, net	$(4,500,000)	$—	$3,000,000
Common stock issued for other current asset	$(342,000)	$342,000	$—
Common stock issued for unearned services	$—	$—	$3,150,000
Long term liability incurred for restricted cash	$—	$—	$2,000,000

See the accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

Note 1 Organization

PetroAlgae Inc. (the “Company”) began its operations through its controlled subsidiary, PA LLC (formerly known as PetroAlgae LLC), on December 19, 2008, as a result of the reverse acquisition described below. PA LLC was formed by XL TechGroup, LLC (“XL”, a related party and its sponsor and parent until December 19, 2008) on September 22, 2006 as a Delaware limited liability company to develop technologies to commercially grow, harvest and process micro-crops. PA LLC’s primary business model is to license this technology to large customers who will commercially produce this biomass, which in turn will be processed into two co-products: (1) renewable fuel feedstock, and (2) protein to supplement animal feed and potentially human food ingredients.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 8.03 of Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or any future period. For further information, refer to the consolidated financial statements of the Company as of December 31, 2009, 2008 and 2007, and for the years then ended and the period from inception to December 31, 2009, included in the Company’s Annual Report on Form 10-K/A which was filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2010.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2010. The respective carrying values of certain financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate the amounts expected to be received or paid.

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

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

The effect of 2,588,773 and 2,324,258 weighted average warrants and 1,039,462 and 1,116,059 weighted average options were not included for the three and nine months ended September 30, 2010, respectively, as they would have had an antidilutive effect. The effect of 184,783 and 62,271 weighted average warrants and 1,117,500 and 494,451 weighted average options were not included for the three and nine months ended September 30, 2009, respectively, as they would have had an antidilutive effect.

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

Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

Accounting for the Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to Statement of Financial Accounting Standards (“SFAS”) No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards Not Yet Effective

Accounting for Variable Interest Entities

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17 which is effective for calendar year reporting entities beginning on January 1, 2010. The revised guidance amends FASB Interpretation No. 46(R), consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

Revenue Recognition

In April 2010, the FASB issued ASU 2010-17, Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force (“ASU 2010-17”), which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The effect of ASU 2010-17 on the Company’s expected future revenues will depend upon the structure of the Company’s customer contracts and is still being analyzed.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The effect of this new guidance on the Company’s expected future revenues, which in turn depends upon the final structure of the Company’s contracts with customers, is still being analyzed.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

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

Note 2 Going Concern

The Company is currently in the development stage and has not yet recognized any revenue. The Company anticipates continuing to incur expenses without realizing significant cash or revenue through December 31, 2010. The Company anticipates accomplishing a transition from the development stage to operational status during 2011 depending upon the timing and extent of success achieved in accomplishing its business development milestones.

The Company estimates that its net loss from operations and net cash used in operations will be similar to recent reported results over the next twelve months. The Company has never been profitable and has incurred significant losses and cash flow deficits. For the nine months ended September 30, 2010 and 2009 and the period from September 22, 2006 (inception) to September 30, 2010, the Company reported net losses of $20.5 million, $21.9 million, and $80.5 million, respectively, and negative cash flow from operating activities of $17.1 million, $21.2 million, and $61.6 million, respectively. As of September 30, 2010, the Company has an aggregate accumulated deficit of $80.5 million.

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As a result of these net losses and cash flow deficits and other factors, there is substantial doubt about the Company’s ability to continue as a going concern and its auditors modified their report to call attention to this uncertainty. However, the Company expects this uncertainty to be resolved if it is able to raise sufficient private and/or public capital to fund its activities and its anticipated transition to operational status is accomplished and results in significant net cash flows from operations.

Note 3 Correction of Errors

The Company recently identified certain errors in its previously issued annual and quarterly consolidated financial statements for 2009. The consolidated statements of operations for the three and nine months ended September 30, 2009 are presented in this quarterly report for comparative purposes and reflect the correction of all previously identified errors. These errors were corrected in the Company’s Annual Report on Form 10-K/A, which was filed with the SEC on August 6, 2010, and include the following items:

•

In 2008 and 2007, the Board of Directors of PA LLC, granted 106 employees restricted ownership units in PA LLC. These ownership units generally vest over a period of four years. At each grant date, the restricted ownership unit awards were accounted for based upon the original price paid per unit by the initial unit holders in the entity. Approximately $488,000 was paid to the Company as initial equity in 2006 by XL, the founder of the Company, for which 19 million PA LLC units were issued. This equates to 2.6 cents per unit. At the time that the units began to be issued in 2007 (and throughout 2008), a value of 3 cents per unit was accounted for as the fair value of such units based upon the logic that the extent of value creation during this period was not meaningful.

Upon re-examination, it was determined that Company value creation had been understated and the fair value of the units granted and related compensation cost should be adjusted. Revised grant values were determined using fair value estimates derived by applying probability-weighted discounted cash flow calculations to the Company’s estimates of future net cash flows and resulted in additional compensation expense of approximately $0.4 million and $1.5 million for the three and nine months ended September 30, 2009, respectively.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

•

The nature and amount of the Company’s expenditures have changed and increased since inception. Consequently, it was determined that a new category of selling, general and administrative (“SG&A”) expense should be presented. This category includes senior management and overhead costs, business development expenditures, system infrastructure costs, accounting and legal costs, and intellectual property management costs. Other costs, which are related to the experimentation and development of the Company’s technology, are presented as research and development expense. The effect of this reclassification was to decrease research and development expense by $1.6 million and $4.7 million for the three and nine months ended September 30, 2009, respectively, and to increase SG&A expense by the same amounts in each period with no net increase to expenses.

•

In 2008, an option to purchase units in PA LLC was issued to XL. This option, which XL later assigned along with associated debt to PetroTech Holdings Corp. (“PetroTech”) and its affiliates, remains outstanding. The option had a fair value of approximately $1.5 million and was not recorded at issuance. This transaction has now been accounted for as a discount from the carrying amount of the associated debt and the amortization of this discount increased interest expense by $140,500 and $421,500 for the three and nine months ended September 30, 2009, respectively.

•

In January 2009, the Company entered into a series of agreements with a third party for the design, engineering, and construction of a facility for the growth, harvesting and processing of micro-crops. This facility is used to demonstrate the Company’s technology to prospective customer licensees. Company shares were issued in partial payment, in advance, for these services. The Company expensed $1.0 million related to this transaction and reported the full amount at the inception of the transaction rather than as services were performed. The cost of the shares issued was adjusted to estimated fair value in the first quarter of 2009. The effect of this adjustment was a decrease in research and development expense of $855,000 for both the three and nine months ended September 30, 2009.

The effect of the correction of these errors on the consolidated statements of operations is as follows:

Selected Condensed Financial Data

Consolidated statement of operations for the three months ended September 30, 2009

	Previously Reported	Increase (Decrease)	Restated
Revenue	$—	$—	$—
Selling, general and adminstrativeexpense (1)	2,079,448	1,822,223	3,901,671
Research and development expense	5,298,286	(1,746,164)	3,552,122
Total expenses	8,185,493	483,193	8,668,686
Non-controlling interest	(1,372,507)	(231,422)	(1,603,929)

Net loss attributable to PetroAlgae Inc.	$(6,812,986)	$(251,771)	$(7,064,757)

Basic and diluted loss per share	$(0.07)	$—	$(0.07)

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

Consolidated statement of operations for the nine months ended September 30, 2009

	Previously Reported	Increase (Decrease)	Restated
Revenue	$—	$—	$—
Selling, general and administrative expense (1)	6,661,699	5,490,769	12,152,468
Research and development expense	17,179,674	(5,424,860)	11,754,814
Total expenses	25,711,298	1,156,722	26,868,020
Non-controlling interest	(4,256,919)	(713,545)	(4,970,464)

Net loss attributable to PetroAlgae Inc.	$(21,454,379)	$(443,177)	$(21,897,556)

Basic and diluted loss per share	$(0.21)	$—	$(0.21)

(1)	- previously general and administrative expense

Note 4 Receivable

In December 2009, the Company entered into a master license agreement with Congoo, LLC, which was later assigned to Green Science Energy, LLC, a controlled affiliate of Congoo, LLC. The agreements provided for a $4.0 million payment to the Company, of which $2.8 million was received in 2009 and the remaining $1.2 million was recorded as a receivable and was subsequently received in January 2010.

Note 5 Property and Equipment

Property and equipment and related accumulated depreciation and amortization consist of:

	As of September 30, 2010	As of December 31, 2009
Leasehold improvements	$614,204	$613,863
Furniture and fixtures	89,915	81,716
Automobiles	69,729	62,641
Computer and office equipment	229,428	230,068
Demonstration system and engineering equipment	3,024,814	2,276,908
Software	408,765	388,029

Total cost basis	4,436,855	3,653,225
Less accumulated depreciation and amortization	(2,188,162)	(1,416,350)

Total Property and Equipment	$2,248,693	$2,236,875

Note 6 Other Non-current Assets

Other non-current assets consists of legal and accounting costs associated with the Company’s filing of a registration statement with the SEC. If a resulting securities offering is successfully completed, these costs will be reclassified as a reduction of the resulting proceeds when added to paid in capital; otherwise, the costs will be expensed.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

Note 7 Accrued Expenses

Accrued expenses are comprised of the following components:

	As of September 30, 2010	As of December 31, 2009
Accrued payroll and bonus	$470,501	$606,454
Accrued vacation liability	649,062	651,839
Accrued legal expenses	121,675	70,183
Other accrued expenses	386,661	288,715

Total Accrued Expenses	$1,627,899	$1,617,191

Note 8 Notes Payable - Related Party

On July 24, 2009, the Company entered into agreements with Valens US SPV I, LLC and PetroTech to extend the maturity of all of the Company’s loans to June 30, 2012.

During the nine months ended September 30, 2010, PetroTech funded the following amounts to PA LLC pursuant to the terms of separate senior secured term notes:

May 27, 2010	$2,300,000
June 23, 2010	1,100,000
July 21, 2010	1,000,000
August 4, 2010	1,000,000
August 18, 2010	1,100,000
September 7, 2010	1,100,000
September 17, 2010	1,000,000

$8,600,000

Each of these notes bears interest at an annual rate of 12%, which is accrued as a payment-in-kind (“PIK”) amount and included in accrued expenses - related party in the accompanying consolidated balance sheets. The notes are due on June 30, 2012.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

Notes payable - related party consists of the following:

	As of September 30, 2010	As of December 31, 2009
Note Payable to Valens US	$417,512	$417,512
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2012
Notes Payable to PetroTech	15,822,089	7,222,089
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2012
Convertible Note Payable to PetroTech	10,000,000	10,000,000
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2012
Up to $25,000,000 Note Payable to PetroTech	18,575,529	17,849,495
- Interest payable monthly and is drawn into note on a monthly basis at Prime + 2% (5.25% at June 30, 2010 and December 31, 2009)
- Permits additional draws to fund interest. Maximum balance of this note is limited to $25,000,000
- Note is due on June 30, 2012

Subtotal	44,815,130	35,489,096
Original Issue Discount	—	(375,000)

Total Notes Payable - Related Party	$44,815,130	$35,114,096

The notes payable - related party are collectively secured by all of the Company’s assets. The convertible note allows the holder to convert all or any portion of the issued and outstanding principal amount and/or accrued interest and fees then due into shares of common stock at a fixed conversion price of $5.43 per share.

Each note payable and the related master security agreement and equity pledge and guaranty agreement contain provisions that specify events of default which could lead to acceleration of the maturity of the debt. These provisions prohibit the encumbrance or sale of the Company’s assets and require maintenance and insurance of the assets. The loan agreements do not contain any required financial ratios or similar debt covenants. Generally, an event of default would arise if the Company became insolvent, filed for bankruptcy, allowed a change in control or had unresolved judgments against its assets. Through the date of this annual report, none of these events have occurred.

As of September 30, 2010 and December 31, 2009, interest in the amount of $3.9 million and $2.1 million, respectively, was accrued related to the notes payable - related party and is recorded in accrued expenses - related party on the accompanying consolidated balance sheets.

Interest charged to operations on these notes was $1.1 million and $0.9 million during the three months ended September 30, 2010 and 2009, respectively. Interest charged to operations on these notes was $2.9 million, $2.3 million and $8.3 million during the nine months ended September 30, 2010 and 2009 and the period from September 22, 2006 (inception) to September 30, 2010, respectively.

Note 9 Stockholders’ Deficit

The Company’s equity consists of 300,000,000 shares of $.001 par value common stock, of which 106,920,730 and 106,229,356 shares had been issued and were outstanding at September 30, 2010 and December 31, 2009, respectively. In addition, the Company may issue up to 25,000,000 shares of preferred stock. No preferred stock is outstanding.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

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

The Company’s common stock is traded on the OTC Bulletin Board (the “OTCBB”). The shares became public through a reverse acquisition and a very small percentage of the issued and outstanding shares are available for active trading since a large majority of shares are held by affiliates. Due to the very limited number of shares held by non-affiliates and the resulting low trading volume in the Company’s common stock, its public shares are susceptible to unusual swings in price based on very few trades. Management determined beginning March 1, 2009 that the OTCBB trading price of the common stock was no longer a reasonable indicator of the fair value of shares. This conclusion is based upon ASC 820-35-51B which states that if there has been a significant decrease in the volume and level of activity in relation to normal market activity, transactions or quoted prices may not be determinative of fair value. ASC 820-35-51A lists factors a company must evaluate to determine whether there has been a significant decrease in the volume or level of activity when compared with normal market activity, most of which the Company believes are met in the case of its common stock. A detailed review of trading activity indicates that from March 1, 2009 through December 31, 2009, approximately 74,000 shares were traded in 93 out of 213 market sessions, equating to less than 800 shares, or 1/100th of 1% of the Company’s outstanding stock, being traded on those days when any shares traded. During this ten-month period, the price of the stock ranged from $2.65 per share to $34.00 per share with a standard deviation of $7.35. If the OTCBB share price was used to place a value on the net assets of the Company, the indicated value of the equity of the Company would have ranged from a low of approximately $276 million in April 2009 to approximately $3.5 billion in July 2009, falling back to $2.3 billion in December 2009 - despite the fact that during 2009 the Company continued to make consistent progress on development of its business and no overwhelming internal or external successes or failures have been identified that explain these unusual swings.

The Level 3 fair value measurement of the value of the Company’s equity has been estimated by applying discounted cash flow valuation techniques to the estimate of future cash flows from the Company’s business as of the valuation date. Key assumptions utilized in determining this fair value estimate include the expected amount and timing of revenue from expected future sales of the Company’s technology along with the associated cost of sales and other operating cash outflows. These cash flows are discounted back to present value using an interest rate consistent with development stage technology companies and the resulting enterprise value is converted to an equity value per outstanding share.

The most significant uncertainty inherent in these calculations is the risk of obtaining and performing the contracts necessary to produce the estimated future revenues. In addition, the risk of collection of amounts that are expected to be due under projected contracts, the risk of unanticipated product development or delivery costs and the risk of increased operating and overhead costs may each cause the estimates to vary from the assumptions that are made in these projections, and these variations may be material. Since the Company has not obtained or performed any commercial contracts to date, it does not have historical data on which to base its estimates.

During December 2009, the Company issued 357,143 units consisting of one share of common stock and a warrant to purchase a share of common stock at $15.00 for a period of five years in exchange for a 30% interest in Green Sciences Energy, LLC, a subsidiary of Congoo, LLC. The units were valued at $8.00 per unit or $2,857,144. The $8.00 fair value per unit was determined based upon contemporaneous issuances of identical units for $8.00 in cash. In addition, the Company used Level 3 fair value calculations to allocate the value of the units issued between the fair values of the common stock and warrants of $2,021,429 ($5.66 per share) and $835,714 ($2.34 per warrant), respectively. This allocation indicated that a very small premium (less than 5%) should be attributed to the allocated share price compared to the Level 3 fair value.

The fair value of the shares was estimated using the same Level 3 estimation method the Company used for its other share issuances, which applied valuation techniques to the Company’s expected future cash flow. The fair value of the warrants was estimated using the Black-Scholes valuation model, based on the estimated fair value of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, an expected life equal to the remaining term of the instruments and an estimated volatility of 75%.

In addition, the Company issued an additional 250,000 warrants exercisable at $8.00 per share for a period of six months and 250,000 warrants exercisable at $15.00 per share for a period of six months. The Company estimated the fair value of the 500,000 additional warrants using the Black-Scholes option pricing model and the same assumptions stated above, resulting in an estimated fair value of the options of $161,000. The sum of the estimated fair value of the securities issued was approximately $3 million.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

From February 12, 2010 to August 6, 2010, the Company sold 797,500 units, each consisting of one share of common stock and a warrant to purchase a share of common stock at $15.00 for a period of five years, for $8.00 per unit or $6.4 million as follows:

•	687,500 units to an affiliate; and

•	110,000 units to third parties.

The proceeds of the 797,500 units issued were allocated between the common stock and the warrants based upon their respective estimated fair values on the date of the issuance. This allocation attributed $4.5 million (or $5.52 to $5.60 per share) to the common stock issued and $1.9 million to the warrants issued (or $2.40 to $2.48 per warrant). For the warrants, the Company estimated the fair value using the Black-Scholes valuation model, based on the estimated fair value of the common stock on each valuation date ($5.89 to $6.67 per share), an expected dividend yield of 0%, a risk-free interest rate based on the yield of 5-year U.S. Treasury securities on each valuation date (1.78% to 2.62%), an expected life of five years and an estimated volatility of 75.2%.

The 687,500 units sold to the affiliate contained share price and warrant exercise price guarantees. The purchase price of the common stock and the exercise price of the warrants will be adjusted in the event that the Company issues common stock or warrants at a price below $8.00 for common shares or a $15.00 exercise price for warrants for a period of six months from the purchase date. Because of these potential adjustments, the cash proceeds received from the affiliate were recorded in liabilities related to equity issuance on the accompanying consolidated balance sheets. If at the expiration of the six month share price guaranty period, the guaranty provisions are not required to be fulfilled by the Company, it is expected that the common stock and warrants will no longer be required to be accounted for as liabilities and will be reclassified to equity. As of September 30, 2010, $3.0 million is recorded as liabilities related to equity issuance because the six month share price guaranty period has not yet expired.

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

The transaction with AzTE was accounted for as a return or repurchase of equity interests of PA LLC. The Company followed the guidance of ASC 810-10-45-23 and handled changes in the parent’s ownership by adjusting the carrying amount of the controlling and non-controlling interests based on the change in their respective ownership share in the subsidiary. This transaction increased the parent or controlling interest from approximately 82% to approximately 87%, which gave rise to a debit of $1,683,115 to paid in capital attributable to PetroAlgae Inc., since PA LLC had a large retained deficit. In addition, the amount paid of $600,000 was also recorded in paid in capital since it represents the cost to the controlling interest of acquiring a portion of the interest in the subsidiary that it did not previously own. The net effect of this traction increased shareholders’ deficit attributable to PetroAlgae Inc. by $2,283,115.

PA LLC has an equity compensation plan which allows it to grant employees and consultants awards of profits interests in restricted Class B ownership units (the “Interests”) and is limited to 14% of the total outstanding units.

The Company granted 674,500 and 2,816,471 Interests during 2007 and 2008, respectively, to the majority of its employees as of the date that they began employment with the Company. As of September 30, 2010 and December 31, 2009, the granted Interests, net of Interests forfeited and repurchased by the Company, totaled approximately 2.9 million and 2.9 million, respectively, or 13.2% and 12.6%, respectively, of total outstanding units. These Interests give the recipient the right to participate in the income of PA LLC and any distribution that may arise from a liquidity event to the extent that such realized amounts exceed the ownership unit fair value at the date of grant. The Company determined the fair value of these grants using a probability-weighted present value calculation that models the cash impact of possible future Company liquidity event scenarios in relation to the economics of the agreements.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

The grants of Interests contain restrictions that allow the Company to repurchase the units for nominal consideration until a service period or other condition is met. This restriction is removed over a service period (generally four years) with regard to approximately 2.15 million Interests. For the three months ended September 30, 2010 and 2009, compensation expense related to these Interests was $0.3 million and $0.4 million, respectively. For the nine months ended September 30, 2010 and 2009 and the period from September 22, 2006 (inception) to September 30, 2010, compensation expense related to these Interests was $1.2 million, $1.5 million and $5.9 million, respectively. The related compensation expense is recognized as selling, general and administrative expense or research and development expense depending upon the recipient’s role in the Company. Unrecognized compensation cost related to 351,310 Interests which remain restricted totaled approximately $1.7 million as of September 30, 2010 and is expected to be expensed over the next three years. An aggregate of 67,000, 220,000 and 609,000 of these Interests were forfeited during the nine months ended September 30, 2010 and 2009 and the period from September 22, 2006 (inception) to September 30, 2010, respectively.

Five senior officers were granted an aggregate 1.34 million Interests that are subject to repurchase for nominal consideration until a significant liquidity event occurs. Because that condition has not yet been met, these grants are considered contingent and are not currently amortized. This amount will be recognized as compensation expense during the period when the liquidity event is fully accomplished. The amount and nature of the liquidity event was changed in July 2009 from a requirement to obtain $150 million of distributions and/or debt repayments to the Company’s principal stockholder to a requirement to obtain $25 million of new liquidity for the Company. This change resulted in a $4.6 million increase in the unrecognized compensation expense to $6.0 million as of September 30, 2010. All of these Interests remain restricted and outstanding as of September 30, 2010.

As of September 30, 2010 and December 31, 2009, non-controlling interests collectively owned approximately 13.2% and 17.8%, respectively, of PA LLC, and have absorbed their respective portion of the loss of PA LLC. The amount of loss absorbed was $1.0 million and $1.6 million for the three months ended September 30, 2010 and 2009, respectively. The amount of loss absorbed was $3.8 million, $5.0 million and $10.6 million for the nine months ended September 30, 2010 and 2009 and the period from September 22, 2006 (inception) to September 30, 2010, respectively.

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

On January 27, 2010, the Company granted its employees 322,000 options, in the aggregate, to purchase common shares at an exercise price of $8.00 per share. The options vest over a period of four years from the employee’s date of hire and expire 10 years from the grant date. The grant date fair value of the options aggregated to $1.1 million and was calculated using the following assumptions determined as of the date of grant: estimated fair value of the common stock of $5.68, expected term of 6 1/4 years, risk free interest rate of 2.8%, an estimated volatility of 75.2%, and a dividend yield of 0%. The expected term of options granted to employees was based upon the simplified method allowed for “plain vanilla” options as described by SEC SAB No. 107. The fair value will be charged to operations over the remaining vesting periods commencing on the grant date. The weighted average period over which options not vested through September 30, 2010 are expected to vest is 25 months. During the three and nine months ended September 30, 2010, approximately $0.2 million and $0.7 million, respectively, was charged to operations related to all of these outstanding options. The fair value related to unexercisable stock options as of September 30, 2010 totaled approximately $1.4 million and is expected to be expensed over the next three years.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Balance at December 31, 2008	—	$—	$—
Granted June 2009	1,072,500	$8.50	$2.36
Granted July 2009	45,000	$8.00	$2.54
Forfeited	(200,000)	$(8.50)	$(2.36)

Balance at December 31, 2009	917,500	$8.48	$2.37
Granted January 2010	322,000	$8.00	$3.53
Forfeited	(204,250)	$(8.32)	$(2.69)

Balance at September 30, 2010	1,035,250	$8.36	$2.67

The weighted average contractual life of stock options outstanding at September 30, 2010 and December 31, 2009 was 8.9 years and 9.5 years, respectively.

As of September 30, 2010, a total of 370,208 of the options granted were exercisable and the fair value of such options was $946,577. Because the Company has very little history from which to estimate forfeiture of options or grants, it accounts for such forfeitures prospectively, that is, in the period in which they actually occur.

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

As of September 30, 2010, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0.00 and the aggregate intrinsic value of currently exercisable stock options was $0.00. The intrinsic value of each option share is the difference between the fair value of the Company’s stock and the exercise price of such option. The Company estimates that at September 30, 2010, the fair value of its common stock is less than the exercise price of all outstanding options.

No stock options were exercised during the nine months ended September 30, 2010.

Note 10 Related Party Transactions

The Company currently sub-leases office space from XL on a month-to-month basis at a rate of $45,500 per month.

The Company leases land where its working demonstration facility is located from a related party on an annual basis for approximately $47,000. The Company has four extension periods on this lease, subject to a one-time increase in annual rent of approximately 20% that would be effective in July 2011.

During December 2008, the Company issued 1,000,000 shares of common stock for business and financial consulting services to be performed by a company owned by a board member through December 2010. The fair value of the shares issued was estimated to be $3.15 million and is being recognized over the period of the related consulting contract, which is two years. During both three-month periods ended September 30, both nine-month periods ended September 30, and the period from September 22, 2006 (inception) to September 30, 2010, $0.4 million, $1.2 million and $2.8 million was amortized as SG&A expense, respectively, with equal amounts added to paid in capital.

Note 11 Subsequent Events

On October 4, 2010, October 22, 2010 and November 10, 2010, PetroTech funded $1,000,000, $1,200,000 and $1,100,000, respectively, to PA LLC pursuant to the terms of separate senior secured term notes. Each of these notes provide for interest at 12%, which is accrued as a PIK amount, and are due on June 30, 2012.

On October 13, 2010, PA LLC signed an agreement with the China Energy Conservation and Environmental Protection Group ChongQing Industry Co. Ltd (“CECEP-CQ”), pursuant to which CECEP-CQ will commence the construction and certification of a PetroAlgae micro-crop technology showcase in Hainan province, China. Once certified, the technology will serve as a showcase site for CECEP-CQ customers and government officials throughout China, and for PetroAlgae customers around the world.

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

Business

The Company is a renewable energy company licensing and deploying the leading biomass production platform to address, with renewable sources, the existing and growing unmet needs in the global energy and agriculture markets. The Company’s proprietary technology, consisting of light and environmental management systems, allows its customers to consistently grow aquatic microorganisms at a rate that exceeds four times their natural growth rates. This enables the commercial-scale production of two end-products: a fuel feedstock and a protein, which the Company refers to as its biocrude and protein products. The fuel feedstock is intended to be used principally in existing refineries, resulting in renewable fuels which are identical to the petroleum-based fuels it would replace. The high productivity afforded by the Company’s technology leads to low cost fuel feedstock which should increase the profitability of the refineries without the requirement for any government subsidies.

The Company’s prospective customer licensees are comprised primarily of well-capitalized national oil companies, independent refiners, power companies and multinational agriculture companies that have the ability to rapidly deploy one or more of its standard license units, each consisting of a 5,000 hectare micro-crop production facility.

To date, we have signed non-binding MOUs with five prospective customer licensees representing up to 18 license units. On October 13, 2010, we have also signed an agreement with the China Energy Conservation and Environmental Protection Group ChongQing Industry Co. Ltd (“CECEP-CQ”), pursuant to which CECEP-CQ will build the first step of a commercial facility in Hainan province.

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

Revenues

The Company expects to generate revenues from license fees and royalties that it will earn from license agreements, pursuant to which customer licensees will license from the Company the right to build and operate the bioreactors and associated processing facilities that make up the Company’s technology platform. The Company expects these license agreements will provide for the payment of license fees generally over the three year construction period of its customer licensees’ facilities. As these facilities become operational, the Company would also expect to earn royalties on its customer licensees’ sales of the biocrude and protein end-products produced by its technology. The Company has received $2.3 million from customers; recorded on the Company’s balance sheet as Other Liabilities and Deferred Revenues. Recognition of these fees as revenues will depend on completion of certain required events.

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

The Company’s key milestones to date are as follows:

•

Over the past four years, the Company has spent $42.2 million on the research and development of its growth and harvesting technologies. The Company spent these funds on experimentation and testing, developing processes and equipment, and building the infrastructure and databases necessary to support its technology, including the construction of its working demonstration facility.

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

•	In October 2010, the Company signed an agreement with CECEP-CQ, pursuant to which CECEP-CQ will build the first step of a commercial facility in Hainan province.

• During 2009 and 2010, independent laboratories tested the following technology and processes with positive results:

•	combustion test firing of the Company’s biocrude;

•	coker testing of the Company’s biocrude at a U.S.-based testing facility jointly owned and managed by over 30 large refiners and industry participants;

•	pyrolysis testing on a preliminary basis at a commercial pyrolysis testing facility;

•	initial fermentation testing conducted using tailored enzymes;

•	protein yield and composition testing; and

•	protein testing for digestibility, palatability and efficacy.

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

Initial customer payments began in 2010. As the number of license units being deployed worldwide accelerates, the Company expects to hire and train additional deployment teams. Management believes that its capital light approach will result in sufficient gross margins to the Company, enabling its expected rapid growth.

The Company expects to continue to incur losses in 2010. The amount and timing of its future losses are highly uncertain. The Company’s ability to achieve and thereafter sustain profitability will be dependent upon, among other things, entering into license agreements and receiving milestone payments from customers.

Results of Operations

Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009

Revenue. No revenue has been recognized in either of the three or nine month periods ended September 30, 2010 or 2009.

Total costs and expenses. Total costs and expenses decreased by $0.9 million, or 11%, to $7.7 million in the three months ended September 30, 2010 as compared to the same period in 2009. The decrease was due to a decrease in selling, general and administrative expenses, partially offset by increases in research and development expenses and interest expense. For the nine months ended September 30, 2010, total costs and expenses decreased by $2.6 million, or 9%, to $24.3 million as compared to the nine months ended September 30, 2009. The decrease was primarily due to decreases in research and development expenses and selling, general and administrative expenses, partially offset by an increase in interest expense.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.2 million, or 30%, to $2.7 million in the three months ended September 30, 2010 as compared to 2009. During the nine months ended September 30, 2010, selling, general and administrative expenses decreased $2.7 million, or 22%, to $9.4 million as compared to $12.2 million for the nine months ended September 30, 2009. Selling, general and administrative expenses include senior management and overhead costs, business development expenditures, system infrastructure support costs, finance and accounting costs, and intellectual property management costs. Payroll costs decreased $1.0 million and $0.5 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. Employee headcount within selling, general and administrative expenses decreased by 26% from September 30, 2009 to September 30, 2010 as a result of selective personnel reductions. For the nine months ended September 30, 2010 as compared to the same period in 2009, consulting expenses were reduced by $2.0 million, or 39% in an effort to improve the efficiency of the Company’s operations.

Research and development expenses. Research and development expenses increased slightly, by $0.1 million, or 4%, to $3.7 million in the three months ended September 30, 2010 from $3.6 million for the same period in 2009. In the nine months ended September 30, 2010 and 2009, research and development expenses were $11.2 million and $11.8 million, respectively, a $0.6 million, or 5%, decrease. These costs include the research and experimentation of the various system components and the design and construction of the commercial-scale pilot system for customer demonstration. During the nine months ended September 30, 2010 as compared to the same period in 2009, the Company increased headcount in research and development by 22%, which resulted in a $0.8 million increase in payroll costs. This increase was offset by a $0.9 million, or 34%, decrease in external consulting costs. Also, during the nine-month period ended September 30, 2010 as compared to 2009, the Company decreased spending by $0.6 million as less expensive various materials and supplies and repairs and maintenance were needed for research and development efforts.

Interest expense – related party. Interest expense on notes payable – related party increased by $0.1 million, or 16%, to $1.1 million in the three months ended September 30, 2010 from $0.9 million for the same period in 2009. In the nine months ended September 30, 2010, interest expense – related party increased by $0.6 million, or 28%, to $2.9 million as compared to the nine months ended September 30, 2009. This increase was due to additional funding of the Company’s operations through notes payable from related parties over the last year. The balance of these notes totaled $44.8 million at September 30, 2010 and $34.7 million at September 30, 2009.

Depreciation expense. Depreciation expense decreased by $42,000, or 14%, to $259,000 in the three months ended September 30, 2010 from $301,000 in the same period in 2009. For the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, depreciation expense increased $92,000, or 13%, to $773,000. For the three months ended September 30, 2010 as compared to the same period in 2009, the decrease was attributable to a number of assets becoming fully depreciated subsequent to September 30, 2009, offset only slightly by the addition of new assets. The increase during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was due to the addition of new capital assets, offset partially by any assets which became fully depreciated over the last year.

Non-controlling interest. As of September 30, 2010, non-controlling interests collectively owned approximately 13.2% of PA LLC and have been attributed their respective portion of the loss of PA LLC. The amount of loss assigned to non-controlling interests was $1.0 million and $3.8 million for the three and nine months ended September 30, 2010, respectively. As of September 30, 2009, non-controlling interests collectively owned approximately 18.5% of PA LLC and the amount of loss assigned to non-controlling interests was $1.6 million and $5.0 million for the three and nine months ended September 30, 2009, respectively. The decrease in non-controlling interests ownership percentage from 2009 to 2010 was primarily due to the June 2, 2010 transaction with AzTE, as discussed above in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Overview

To date, the Company has financed its operations primarily through loans from, and debt securities issued to, its principal stockholder. To a lesser extent, the Company has also raised funds by issuing equity securities to unrelated third parties. Since its inception through September 30, 2010, the Company has raised in the aggregate $74.7 million in debt and equity investments, with $64.8 million of this total raised from its principal stockholder and $9.9 million raised from unrelated third parties.

Sources and Uses of Cash

At September 30, 2010, the Company had cash and cash equivalents of $0.4 million (excluding $2.0 million of restricted cash), compared to cash and cash equivalents of $2.7 million (excluding $2.0 million of restricted cash) at December 31, 2009.

Cash flows used in operating activities totaled $17.1 million in the nine months ended September 30, 2010 compared to $21.2 million in the same period last year. The decrease in cash usage was primarily attributed to cost savings in the area of external consultants used by the Company, totaling $2.9 million for the nine months ended September 30, 2010 as compared to the same period in 2009.

Cash flows used in investing activities totaled $0.8 million in the nine months ended September 30, 2010, compared to $2.1 million in the same period last year. The decline in expenditures between the two periods reflects the purchase of less equipment in the first nine months of 2010 than the first nine months of 2009 because the Company’s working demonstration facility was completed in 2009.

Cash flows provided by financing activities totaled $15.6 million in the nine months ended September 30, 2010, compared to $13.5 million during the nine months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, cash raised from issuance of common stock and warrants increased by $4.0 million while borrowings under notes payable-related party declined by $1.4 million.

Senior Secured Credit Financings

Affiliates of the Company have provided borrowings under a senior secured structure, as described in more detail below:

As of September 30, 2010
Note Payable to Valens US	$417,512
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2012
Notes Payable to PetroTech	15,822,089
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2012
Convertible Note Payable to PetroTech	10,000,000
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2012
Up to $25,000,000 Note Payable to PetroTech	18,575,529
- Interest payable monthly and is drawn into note on a monthly basis at Prime + 2% (5.25% at June 30, 2010 and December 31, 2009)
- Permits additional draws to fund interest. Maximum balance of this note is limited to $25,000,000
- Note is due on June 30, 2012

Total Notes Payable - Related Party	$44,815,130

The notes payable - related party are collectively secured by all of the Company’s assets. The convertible note allows the holder to convert all or any portion of the issued and outstanding principal amount and/or accrued interest and fees then due into shares of common stock at a fixed conversion price of $5.43 per share.

Covenants and related agreements. Each note payable and the related master security agreement and equity pledge and guaranty agreement contain provisions that specify events of default which could lead to acceleration of the maturity of the debt. These provisions prohibit the encumbrance or sale of our assets and require maintenance and insurance of our assets. The loan agreements do not contain any required financial ratios or similar debt covenants. Generally, an event of default would arise if we became insolvent, filed for bankruptcy, allowed a change in control or had unresolved judgments against our assets. Through the date of this quarterly report, none of these events have occurred.

Interest charged to operations on these notes was $1.1 million and $0.9 million during the three months ended September 30, 2010 and 2009, respectively. Interest charged to operations on these notes was $2.9 million, $2.3 million and $8.3 million during the nine months ended September 30, 2010 and 2009 and the period from September 22, 2006 (inception) to September 30, 2010, respectively.

The principal amount of debt obligations as of September 30, 2010 is $44.8 million, of which $18.6 million was outstanding at a floating rate of 2% over the prime interest rate and $26.2 million was outstanding at a fixed rate of 12%. Floating rate borrowings will lead to additional interest expense if interest rates increase. The Company enters into loan arrangements when needed and borrowings are subject to interest rate risk because changes in the prime interest rate will have an effect on interest rate expense.

The following table discloses aggregate information about our contractual obligations and period in which payments are due as of September 30, 2010:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt: principal	$44,815,130	$—	$44,815,130	$—	$—
Debt: accrued interest to date (1)	3,882,480	—	3,882,480	—	—
Debt: estimated future interest (2)	7,293,692	—	7,293,692	—	—
Operating lease commitments	90,241	90,241	—	—	—

Total contractual obligations	$56,081,543	$90,241	$55,991,302	$—	$—

(1)	Represents the amount of interest that has been accrued through the balance sheet date on approximately $26.2 million of outstanding debt at an annual rate of 12%. This amount is due at the June 30, 2012 maturity date of the related debt.
(2)	Estimated future interest represents the amount of interest expected to accrued until the maturity date of the related debt, which in all cases is June 30, 2012. The estimated amount is calculated from the current balance sheet date through maturity based upon the principal balance of each note and the applicable interest rate, which is compounded monthly at prime + 2% on approximately $18.6 million of debt and calculated on a non-compounded basis at 12% on the remaining principal amount.

The Company is currently in the development stage and has not yet recognized any revenue. The Company anticipates continuing to incur expenses without realizing significant cash or revenue through December 31, 2010. The Company anticipates accomplishing a transition from the development stage to operational status during 2011, depending upon the timing and extent of success achieved in accomplishing milestones, including:

•	Preparation of technology and related process for commercial deployment;

•

Securing profitable license contracts with global customers, which in turn depends upon the demand for renewable energy and feed technologies and, consequently, the demand for and price of the ultimate products produced by the Company’s technology;

•

The timing and cost of delivery of technology as required by license agreements with prospective customers, which is expected to include the completion of design work specific to such customers and may include oversight of the construction and successful operation of pilot plants at customer locations; and

•	The ability and willingness of future customers to abide by the terms of the technology agreements and to pay license and royalties fees at agreed-upon rates.

While the Company has a limited but growing list of prospective customers, the Company’s costs are mostly variable and the Company does not have significant commitments other than its debt and lease obligations. The Company estimates that its net loss from operations and net cash used in operations will be similar to recent reported results over the next twelve months. The Company has never been profitable and has incurred significant losses and cash flow deficits. For the nine months ended September 30, 2010 and 2009, the Company reported net losses of $20.5 million and $21.9 million, respectively, and negative cash flows from operating activities of $17.1 million and $21.2 million, respectively. As of September 30, 2010, the Company had an aggregate accumulated deficit of $80.5 million. The Company anticipates that operations will continue to report losses and negative cash flow during the remainder of 2010. As a result of these net losses and cash flow deficits and other factors, there is a substantial doubt about the Company’s ability to continue as a going concern. However, the Company expects this uncertainty to be resolved as it enters into license agreements pursuant to which it generates revenue and profits.

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As a result of these net losses and cash flow deficits and other factors, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of September 30, 2010, these adjustments would likely include the substantial impairment of the carrying amount of the Company’s assets of $3.6 million, which excludes cash and restricted cash of $2.4 million, and potential contingent liabilities that may arise if the Company is unable to fulfill various operational commitments. In addition, the value of the Company’s securities, including common stock and warrants, would be greatly impaired. The Company’s ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing.

The Company is seeking to raise additional funds through a public offering of its common shares. However, it is uncertain whether such an offering will take place. In the interim and if the offering is not successful, the Company will continue to rely upon private sources of capital. To date, private capital has been obtained primarily from the Company’s controlling shareholder in the form of both senior secured financing and equity. Secondarily, unrelated parties have provided equity capital in exchange for issuance of Company equity and warrant securities. While there is no certainty that additional funds will continue to be available from these and similar parties, the Company plans to rely upon these sources until it is able to secure a large public equity investment or begin generating net income and cash flows from operations, which may allow it to borrow from sources other than its controlling shareholder.

Off-Balance Sheet Arrangements

As of September 30, 2010, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2010. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts payable and accrued expenses. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate the amounts expected to be received or paid.

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

Revenue Recognition

In April 2010, the FASB issued ASU 2010-17, Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force (“ASU 2010-17”), which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The effect of ASU 2010-17 on the Company’s anticipated future revenues will depend upon the structure of the Company’s customer contracts and is still being analyzed.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The effect of this new guidance on the Company’s anticipated future revenues, which in turn depends upon the final structure of the Company’s contracts with customers, is still being analyzed.

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

Subsequent Events

On October 4, 2010, October 22, 2010 and November 10, 2010, PetroTech funded $1,000,000, $1,200,000 and $1,100,000, respectively, to PA LLC pursuant to the terms of separate senior secured term notes. Each of these notes provide for interest at 12%, which is accrued as a PIK amount, and are due on June 30, 2012.

On October 13, 2010, PA LLC signed an agreement with CECEP-CQ, pursuant to which CECEP-CQ will commence the construction and certification of a PetroAlgae micro-crop technology showcase in Hainan province, China. Once certified, the technology will serve as a showcase site for CECEP-CQ customers and government officials throughout China, and for PetroAlgae customers around the world.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to interest rate risk is related to its borrowings. Fixed rate borrowings may have their fair market value adversely impacted from changes in interest rates. Floating rate borrowings will lead to additional interest expense if interest rates increase. The Company enters into loan arrangements when needed. The Company is subject to interest rate risk and changes in the prime interest rate will have an effect on interest rate expense.

Commodity Price Risk

The Company’s technology, once commercialized, will be used to produce biocrude for the energy market and protein for the agriculture market, each of which may directly or indirectly compete with existing commodities. In particular, the Company expects that the price its customer licensees will obtain from the sale of these products will most directly be impacted by market prices for crude oil and petroleum-based fuels, and protein, respectively. These market prices, particularly for crude oil and petroleum-based fuels, can be volatile, and can be influenced by factors including global demand, availability of supply, weather, political events and the market price of alternative forms of energy, all of which factors are beyond the Company’s control. Significant fluctuations in these commodity prices could impact the profitability of our technology to the Company’s customer licensees, and therefore the demand for the Company’s technology, and could also affect the amount of royalty revenues the Company receives from its customer licensees.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such system of controls and procedures was designed to obtain reasonable assurance of achieving its control objective. In light of the adjustments explained and presented in the Company’s Form 10-K/A, which the Company filed on August 6, 2010, the Company’s management, including the Company’s principal executive officer and principal financial officer, has determined that as of September 30, 2010 the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, changes have been implemented in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially improved, or are reasonably likely to materially improve, the Company’s internal control over financial reporting. The Company has taken the following steps to remediate material weaknesses identified as of December 31, 2009 as follows:

•

The Company replaced the accounting department head with a Certified Public Accountant who has 25 years of experience handling complex transactions and public reporting requirements. Three other degreed accountants joined the accounting department within the last quarter.

•

The Company has established stronger lines of communication between management and the accounting department and developed documentation procedures to ensure that the substance of all transactions are fully understood and properly reported.

•

The Company has established a framework and detailed process of fair value estimation for equity and equity-linked securities when issued to employees or others for non-cash consideration that is consistent with U.S. GAAP rules that will be followed in all future transactions.

•

The Company has engaged a global business consulting and internal audit firm to assist it in complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As of the filing date of this quarterly report, the documentation of the Company’s key processes and controls is nearly complete and controls testing has begun. The Company has identified control gaps and management has developed and documented a remediation plan. The Company has begun to implement remediation steps and expects to continue implementing such steps throughout the remainder of 2010.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

Item 1A.	RISK FACTORS

Information concerning certain risks and uncertainties appears in Part II, Item IA “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

There have been no material changes to the Company’s risk factors as of September 30, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 6, 2010, the Company issued and sold 10,000 shares of its common stock to Jeff Peterson for a purchase price of $8.00 per share and a warrant to purchase 10,000 shares of its common stock at an exercise price of $15.00 per share for an aggregate purchase price of $80,000.

On June 29, 2010, the Company issued and sold 81,250 shares of its common stock to CNW Investment Company LLC for a purchase price of $8.00 per share and a warrant to purchase 81,250 shares of its common stock at an exercise price of $15.00 per share for an aggregate purchase price of $650,000.

Each unregistered sale of equity securities disclosed above was made in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.1*	12% Secured Term Note, issued August 18, 2010

10.2*	12% Secured Term Note, issued September 7, 2010

10.3*	12% Secured Term Note, issued September 17, 2010

10.4*	12% Secured Term Note, issued October 4, 2010

10.5*	12% Secured Term Note, issued October 22, 2010

10.6*	12% Secured Term Note, issued November 10, 2010

31.1*	Rule 13a-14(a) Certification by the Principal Executive Officer

31.2*	Rule 13a-14(a) Certification by the Principal Financial Officer

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

PETROALGAE INC.

Date: November 12, 2010	By:	/s/ DAVID P. SZOSTAK
	Name:	David P. Szostak
	Title:	Chief Financial Officer