Form 10-K
period 2010-12-31
PetroAlgae Inc.
filed 2011-03-31
CIK 927472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Common Stock, $.001 Par Value

(Title of Class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     YES  ☐    NO  ☒

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $22,291,905 (1,486,127 shares at $15.00).

The number of shares outstanding of the registrant’s common stock as of March 28, 2011 was 106,920,730 shares of common stock, all of one class.

PART I

ITEM 1.	BUSINESS

Overview

PetroAlgae Inc. (the “Company”) is a renewable energy and food company licensing and deploying the leading biomass production platform to use renewable sources to address the existing and growing unmet needs in the global energy and agriculture markets with technology that is both renewable and sustainable. The Company’s proprietary technology, which includes light and growth management systems, allows its customers to consistently grow aquatic microorganisms at rates which are multiple times their natural growth rates. This enables the economically-feasible commercial-scale production of three end-products: a fuel feedstock (which the Company refers to as biocrude), a protein, and lemna meal products. The fuel feedstock is intended to be used either by existing refineries to produce renewable fuels, which are identical to the petroleum-based fuels it would replace, or to produce transportation fuels (diesel, jet fuel, or gasoline) at the production facility without the need for a refinery. The high productivity afforded by the Company’s technology produces a low cost fuel feedstock, which the Company expects will increase the profitability of refineries without the requirement for any government subsidies. The protein is a high purity food supplement, which is comparable to existing commercial high valued products. The lemna meal has demonstrated its ability to act as a substitute for commercial animal feed product (e.g., alfalfa).

The Company’s prospective customer licensees are comprised primarily of well-capitalized national oil companies, multinational agriculture companies, independent refiners, and power companies that have the ability to rapidly deploy one or more of its standard license units, each consisting of a 5,000 hectare micro-crop production facility.

To date, the Company has signed non-binding memoranda of understanding (“MOUs”) with five prospective customer licensees representing up to 18 license units. On October 13, 2010, the Company signed an agreement with the China Energy Conservation and Environmental Protection Group ChongQing Industry Co. Ltd (“CECEP-CQ”), pursuant to which CECEP-CQ has agreed to build the first stage of a commercial facility in Hainan province, China.

The Company intends to generate licensing fees and royalties from customer licensees in the global energy and agriculture markets. The Company’s licensing approach is designed to provide the Company with a steady, highly-profitable and reliable revenue stream, while requiring only minimal capital expenditures, as its customer licensees incur the costs associated with the development and construction of bioreactors and the associated processing facilities. On occasion, the Company may consider entering into alternative arrangements, which it would expect to be at least as favorable to the Company as its licensing model. In such situations, the Company would generally reduce or eliminate its license fees and royalties in return for a greater share of the operation’s profits, but with no direct exposure to capital requirements.

The End-Products Produced By the Company’s Technology

The Company’s biocrude is a renewable cellulosic feedstock. Pilot scale testing has demonstrated it can be efficiently converted to diesel, jet fuel, and other fuel products in the existing refinery infrastructure. The Company’s biocrude is also suitable as a feedstock for the production of py oil and as a combustible fuel for power generation. The resulting end-products are “drop-in” fuel products that are functionally compatible with petroleum-based fuels and can be used in the existing petroleum distribution infrastructure. In addition, the feedstock can be converted directly into hydrocarbon transportation fuels at the production facility without the need for a refinery (e.g., combination of pyrolysis and hydroprocessing). The Company’s biocrude addresses both mandates for renewable content in fuels, as well as the environmental and political desires for fuel independence within the approximately $2.5 trillion fuels market.

The Company’s protein product is a high quality protein source for animal feed and eventually human nutrition. Subject to the receipt of requisite regulatory approvals, the Company’s current protein product can be delivered directly into the existing supply chains for animal feed. In addition, the Company is developing a protein product targeted for human consumption thereby allowing its customer licensees to address the global protein shortage, which is currently $63 billion annually.

The new lemna meal product targets the rapidly growing demand for ruminant feed, which is driven primarily by the growth of dairy and beef in developing markets. Shortages of forage are projected to develop as this demand grows, and forage prices increase rapidly. As a near direct replacement for alfalfa, lemna meal provides a valuable alternative to fill this gap.

For customer licensees engaged in the energy market, the value of the Company’s protein and lemna meal products offsets the cost of production, resulting in biocrude produced at a low marginal cost. The profitability of the Company’s license units is not dependent on government subsidies or historically high oil prices. Similarly, for protein and lemna meal-focused customer licensees, the value of the Company’s biocrude offsets the cost of producing its protein product and lemna meal product.

Revenues

The Company expects to generate revenues from license fees and royalties that it will earn from license agreements, pursuant to which customer licensees will license from the Company the right to build and operate the bioreactors and associated processing facilities that make up the Company’s technology platform. The Company expects these license agreements will provide for the payment of license fees generally over the three-year construction period of its customer licensees’ facilities. As these facilities become operational, the Company also expects to earn royalties on its customer licensees’ sales of the biocrude and protein end-products produced by its technology. The Company has received a total of $2.5 million from customers; recorded on the Company’s balance sheet as Other Liability and Deferred Revenues. Recognition of these fees as revenues will depend on completion of certain required events.

Development

The Company is a holding company whose sole asset is its controlling equity interest in its majority-owned operating subsidiary, PA LLC. PA LLC was originally founded in September 2006 by XL TechGroup, Inc. (“XL Tech”) as a company focused on developing technologies for the renewable energy market. In August 2008, XL Tech exchanged certain of its assets, including the equity it held in PA LLC, for the outstanding debt of XL Tech that was held by the Company’s principal stockholder. Subsequent to that exchange, the Company’s principal stockholder transferred the equity it received and certain related debt to PetroTech Holdings Corp. (“PetroTech”), a holding company controlled by the Company’s principal stockholder. In December 2008, PetroTech acquired a shell company that traded on the OTC Bulletin Board and assigned its interest in PA LLC to this shell company, which it then renamed PetroAlgae Inc.

The Company has achieved a number of significant milestones since it was founded in September 2006. The Company’s focus has been on the creation and development of growth and harvesting technologies for the commercial-scale production of micro-organism biomass that can be processed for sale into existing energy and agriculture markets. To do this, the Company committed significant resources to research and development efforts, including completing a working demonstration facility in June 2009 to test, refine and exhibit the Company’s technology and processes. Since the completion of its working demonstration facility, the Company has conducted extensive internal and third-party testing (both customer and academic) of its biocrude, protein and lemna meal end-products to validate their commercial viability. Although the Company continues to test and refine its technology and processes, the Company is now also focused on building its customer pipeline and entering into MOUs and ultimately license agreements with its prospective customer licensees.

The Company’s key milestones to date are as follows:

•

Over the past five years, the Company has spent $48.5 million on the research and development of its growth and harvesting technologies. The Company spent these funds on experimentation and testing, developing processes and equipment, and building the infrastructure and databases necessary to support its technology, including the construction of its working demonstration facility.

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

•

In December 2009, PetroAlgae entered into an MOU with Foster Wheeler USA Corporation (“Foster Wheeler”), a global leader in energy engineering solutions, which contemplates a strategic partnership to develop and co-market coker solutions for the large-scale production of green renewable gasoline, diesel, and jet fuel in existing petroleum refineries. Foster Wheeler has also provided the Company access to commercial cokers for future large-scale conversion testing.

•	In November 2010, the Company furthered arrangements to deploy a licensed system in South America, with initial construction expected in 2011.

•	In October 2010, the Company signed an agreement with CECEP-CQ, pursuant to which CECEP-CQ has agreed to build the first stage of a commercial facility in Hainan province, China.

•	During 2009 and 2010, independent laboratories tested the Company’s products with the following positive results:

•	combustion firing of the Company’s biocrude for the production of power;

•	coker testing of the Company’s biocrude at a U.S.-based testing facility jointly owned and managed by over 30 large refiners and industry participants;

•	pyrolysis testing on a preliminary basis at two commercial testing facilities and one government testing facility;

•	initial fermentation testing conducted using tailored enzymes;

•	protein yield and composition testing; and

•	protein testing for digestibility, palatability and efficacy in a number of animal species.

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

•	the entry into an MOU that sets forth the basic commercial terms of the Company’s relationship with the prospective customer licensee;

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

As the number of license units deployed worldwide increases, the Company expects to hire and train additional deployment teams. Management believes that its capital light approach will result in sufficient gross margins to the Company, enabling its expected rapid growth.

The Company expects to continue to incur losses in 2011. The amount and timing of its future losses are highly uncertain. The Company’s ability to achieve and thereafter sustain profitability will be dependent upon, among other things, entering into license agreements and receiving milestone payments from customers.

Raw Materials

The Company uses primarily four categories of raw materials: indigenous micro-crop species, fertilizer, water, and naturally available elements such as sunlight and carbon dioxide. The micro-crops are natural and indigenous to the region in which they will be grown. The Company grows the crops on site from small cultures to large quantities used to inoculate the Company’s commercial-scale bioreactors. Water is sourced locally and recycled. Fertilizer is readily available and optimized with other readily available micronutrients that are used commonly in agriculture. Similar processes and uses of raw materials will be applied with each customer, applicable to their specific geographic location.

Competition

As the world searches for viable petroleum replacements, biofuels have attracted significant interest. At first glance, biofuels in general appear to have very desirable characteristics such as being renewable, sustainable and environmentally friendly. However, the Company believes many current biofuel feedstocks do not meet all of these criteria, particularly with respect to economical at scale. Although many crops are renewable, many are also staples of the food supply. Therefore, there is now serious competition between the food and fuel industries for these feedstocks (e.g., corn). Further compounding the problem is the fact that yields for other plant-based crops are very low, whereas demand for fuel is very high. Using traditional feedstocks, there is not enough available land to satisfy the projected demand.

The Company’s micro-crop based solution has the potential to successfully address all of these issues. There are however many new entrants in the algae and micro-crop market, some of which have started to build demonstration facilities and sign preliminary agreements with potential customers. Of the approximately 200 algae/micro-crop companies worldwide, the overwhelming majority are focused on the production of biodiesel/ethanol, rather than drop-in fuels that can utilize existing refining and pipeline infrastructure.

The Company would expect more companies which demonstrate the ability to produce fuel and/or food feedstocks to grow, some at larger scale. However, the Company expects many of these companies will address different markets with products stemming from different technologies. It is important to note that the total production of biocrude and protein expected from the Company’s licensees for the next 10 years will amount to less than 25% of just the increase in demand for protein and renewable fuel feedstocks. As a result, even the appearance of a number of competitors should have little effect on market growth.

Employees

The Company maintains a wide array of professionals for the continued development of the Company. The Company employed 109 full-time individuals as of December 31, 2010. During 2011, the Company anticipates that it will continue its plan to build out its human infrastructure necessary to accomplish its goals as it supports its customer license projects.

ITEM 1A.	RISK FACTORS

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

To date, the Company has not been profitable and has incurred significant losses and cash flow deficits. For the years ended December 31, 2010, 2009, and 2008, the Company reported net losses before non-controlling interest of $44.5 million, $36.8 million, and $20.2 million, respectively, and negative cash flows from operating activities of $22.8 million, $27.6 million, and $11.8 million, respectively. As of December 31, 2010, the Company had an aggregate accumulated deficit of $98.0 million. The Company anticipates that it will continue to report losses and negative cash flows. As a result of these net losses, cash flow deficits, and other factors, the Company’s independent registered accounting firm issued an audit opinion with respect to its consolidated financial statements for the year ended December 31, 2010 that indicated that there is a substantial doubt about the Company’s ability to continue as a going concern.

The Company’s accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of its assets and potential contingent liabilities that may arise if the Company is unable to fulfill various operational commitments. In addition, the value of the Company’s securities would be greatly impaired. The Company’s ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. If the Company’s ability to generate cash flow from operations is delayed or reduced and the Company is unable to raise additional funding from other sources, it may be unable to continue in business.

The Company expects to derive substantially all of its revenue during its next year of operation from a small number of contracts that the Company expects to enter into during 2011.

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

In addition, these contracts will generally be subject to termination in the event that the Company fails to satisfy its obligations under such contracts. Although the Company believes that it has satisfied, and intends to continue to satisfy, these obligations there can be no assurance that the Company will be able to continue to do so in the future. These contracts may also be terminated if the Company’s customer licensees’ demonstration facilities fail to meet certain productivity levels. See “—Some of the Company’s initial contracts will be conditioned on licensed units, or demonstration facilities deployed by its customer licensees meeting certain levels of productivity, and the failure to meet those levels may lead to the termination of these contracts, which will materially adversely affect the Company’s results of operations and its ability to generate revenue.”

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

Although the Company has successfully built a working demonstration facility and has extracted small field-scale quantities of biocrude and protein for technical validation, the Company has not demonstrated that its technology is economically viable on a commercial scale. All of the tests conducted to date with respect to the Company’s technologies have been performed on limited quantities of micro-crops, and the Company cannot provide any assurances that the same or similar results could be obtained at competitive cost on a large-scale commercial basis. The Company has never utilized this technology under the conditions or in the volumes that will be required to be profitable and cannot predict all of the difficulties that may arise. While the Company’s bioreactors are modular in design, the Company anticipates that a single commercial-scale facility would be several orders of magnitude larger than its working demonstration facility, and the implementation of the Company’s technology on that scale will require further research, development, design and testing. Such an undertaking involves significant uncertainties, and consequently the construction of a commercial-scale facility may face delays, failures, or unexpected costs. Furthermore, the Company may not be able to successfully design a scalable, cost-effective system for the growth and harvesting of micro-crops.

In addition, once a licensee begins to scale up and replicate such a system, unforeseen factors and issues may arise which make any such system uneconomical, thus causing additional delays or outright failure. The production of petroleum substitutes and protein products from micro-crops involves complex outdoor aquatic systems with inherent risks, including weather, disease, and contamination. As a result, the operations of the Company’s customer licensees may be adversely affected from time to time by climatic conditions, such as severe storms, flooding, dry spells and changes in air and water temperature, or salinity, and may also be adversely affected by pollution and disease. Any of these or other factors could cause production and growth rates at commercial-scale operations to be significantly below those the Company project based on results the Company has achieved at its working demonstration facility. Because the Company expects to rely on license fees and royalties for its revenues, any operational difficulties experienced by its customer licensees would have an adverse effect on the Company’s revenues and profitability, and such effects could be material.

If the Company encounters significant engineering or other obstacles in implementing its technology at commercial scale, or if its customer licensees experience significant operational difficulties, its financial condition, cash flows and results of operations could be adversely affected, and such effects could be material.

Some of the Company’s initial contracts will be conditioned on licensed units, or demonstration facilities, deployed by its customer licensees meeting certain levels of productivity, and the failure to meet those levels may lead to the termination of these contracts, which will materially adversely affect the Company’s results of operations and its ability to generate revenue.

Some of the Company’s initial contracts will be conditioned on demonstration facilities meeting certain minimum levels of productivity after an initial construction and start-up phase. The Company generally will not receive any revenues under these contracts unless such levels are met during the test periods prescribed in each such contract. The Company cannot provide any assurances that some or all of its customer licensees’ demonstration facilities will meet the minimum levels of productivity required under these contracts. If a demonstration facility does not meet the minimum level of productivity, the relevant contract may be terminated by the customer licensee, which in turn could have a material adverse effect on the Company’s results of operations and its ability to generate revenue.

The Company’s proposed licensing terms may not be accepted by prospective customer licensees and, even if accepted, there can be no assurance that customer licensees will meet their payment obligations under these licensing terms.

Prospective customer licensees may not accept the Company’s planned license agreement model. For example, prospective customer licensees may be unwilling to pay the proposed licensing fees prior to or during their construction of the Company’s micro-crop production system or prior to full commercial deployment of the system. Therefore, even if the Company is successful in attracting new customer licensees for its technology, the Company may not realize revenue from such customer licensees in the form or time frame the Company currently anticipates. Even if the Company’s customer licensees execute licensing agreements in the form currently anticipated, there is no guarantee that such customer licensees will make payments in the time frame to which they agree. If prospective customer licensees are unwilling or unable to pay as anticipated, the timing of the Company’s revenues and incoming cash flows could be reduced or delayed, which could have a material adverse effect on the Company’s financial condition or cause it to cease operations.

While the Company has entered into several MOUs with prospective customer licensees, MOUs are not binding agreements and they might not result in any enforceable contracts or generate any revenue.

The Company has entered into MOUs with prospective customer licensees, and has a pipeline of additional prospective customer licensees with whom the Company hopes to eventually enter into licensing agreements. However, MOUs do not bind prospective customer licensees to enter into a license agreement with the Company or to pay it anything, and there can be no assurance that any prospective customer licensee will ever generate any revenue for the Company. Accordingly, until the Company has entered into binding license agreements with these prospective customer licensees, the Company does not have a right to receive fees or other payments, and prospective customer licensees may decide to terminate their relationship with the Company at any time, regardless of the existence of an MOU. In addition, the Company may incur significant costs in connection with promoting its business and its technology to prospective customer licensees, or for research and other work in contemplation of entering into a license agreement with prospective customer licensees. Such expenses might be incurred pursuant to an MOU or otherwise, but to the extent that any such expenses do not result in a binding license agreement, the Company would not be able to recoup those expenses from anyone.

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

It has yet to be proven that potential buyers for the specific end-products produced by the Company’s technology, including refineries and feed companies, would ultimately purchase the end-products produced by the Company’s customer licensees. For example, market acceptance of the Company’s protein product will be a function, among others, of digestibility and palatability (the assessment of which will require additional laboratory and field study). Should these studies not produce favorable results, the market for the Company’s protein product could be materially diminished. Failure to establish such a market or any significant reduction in a customer licensee’s profitability may result in their failing to pay the Company’s expected licensing fees and would decrease the amount of any royalties the Company would otherwise receive. Any of these events may have a material adverse effect on the Company’s revenues and results of operations, or cause it to cease operations altogether.

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

If the Company’s customer licensees are unable to sell protein into the market for human consumption, their revenues and profitability could be significantly lower than the Company and they anticipate. An inability to do so would result in significant lower rates of return. While the Company expects to begin receiving these approvals by 2013, it does not yet have regulatory approval in any jurisdiction for its protein to be sold for human consumption, and there can be no assurance that such approvals will not be delayed or denied entirely. If the Company fails to obtain regulatory approvals in sufficient time, then its customer licensees could sell only into the animal feed market, where prices are much lower, and their operations might become loss-making and unviable as a result. Even if the Company succeeds in obtaining such regulatory approval, the Company cannot provide any assurance that the human food market will accept its protein product.

Similarly, the Company’s customer licensees’ ability to sell biocrude for use in coker or pyrolysis applications, rather than the lower-priced combustion or fermentation markets, will have a significant effect on their revenues and profitability. Should the coker or pyrolysis markets not be available to the Company’s customer licensees, either because the Company’s biocrude product fails to meet technical requirements for such uses or because such markets fail to readily accept the Company’s biocrude as a viable feedstock, then the Company’s customer licensees’ revenues would decrease, perhaps materially, and their return on investment would suffer.

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

The end-products produced by the Company’s technology generally require industry or regulatory testing in the countries in which they are produced or sold. For example, the Company’s biocrude will need to pass industry certification requirements imposed by most refineries before it can be used as a fuel feedstock, and certain prospective customer licensees or end-product purchasers might require that it meet particular technical specifications before use. For certain applications, such as the conversion of the Company’s biocrude to pyrolysis oil and fermentation to ethanol, additional laboratory testing will be required to determine if such applications constitute viable uses for the Company’s biocrude, and if such testing proves unsuccessful, the size of the market for its biocrude may be significantly smaller than the Company currently anticipates.

Similarly, the Company’s protein product requires certain regulatory approvals before it can be used in animal feed or for human consumption. To date, the Company has obtained approval for the use of its protein in animal feed only in Indonesia. Regulatory approvals in other jurisdictions will be essential to the commercial viability of the Company’s technology. In addition, the Company has not yet submitted its protein product’s application for human consumption for regulatory approval in any jurisdiction. Such approvals could take several years or longer to obtain, if they can be obtained at all.

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

If a competitor were to achieve a technological breakthrough, the Company’s financial condition, results of operations and business could be negatively impacted.

There currently exist a number of businesses that are pursuing the use of algae, bacteria and other micro-crops and other methods for creating biomass and other alternative fuels. Should a competitor achieve a research and development, technological, or biological breakthrough with significantly lower production costs, or if the costs of similar competing products were to fall substantially, the Company may have difficulty attracting customer licensees. In addition, competition from other technologies considered “green technologies” could decrease the demand for the end-products produced by the Company’s technology. Furthermore, competitors may have access to larger resources (capital or otherwise) that provide them with an advantage in the marketplace, which could result in a negative impact on the Company’s financial condition, results of operations and business.

Any competing technology that produces biomass of similar quality, at a superior growth rate and on a more efficient cost basis, could render the Company’s technology obsolete. In addition, because the Company does not have any issued patents, it may not be able to preclude the development of even directly competing technologies using the same methods, materials and procedures as the Company uses to achieve its results. Any of these competitive forces may inhibit or materially adversely affect the Company’s ability to attract and retain customer licensees, or to obtain royalties or other fees from the Company’s customer licensees. This could have a material adverse effect on the Company’s financial condition, results of operations and business.

If the Company fails to establish, maintain and enforce intellectual property rights with respect to its technology, its financial condition, results of operations and business could be negatively impacted.

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

The Company has filed patent applications with respect to many aspects of its technologies, including those relating to its bioreactors, growth management systems and downstream processing technologies. However, the Company cannot provide any assurances that any of these applications will ultimately result in issued patents or, if patents are issued, that they will provide sufficient protections for the Company’s technology against competitors. Although the Company has filed patent applications for some of its core technologies, the Company does not currently hold any issued patents and the Company may face delays and difficulties in obtaining these patents, or the Company may not be able to obtain such patents at all.

Outside of these patent applications, the Company seeks to protect its technology as trade secrets and technical know-how. However, trade secrets and technical know-how are difficult to maintain and do not provide the same legal protections provided by patents. In particular, only patents will allow the Company to prohibit others from using independently developed technology that is similar. If competitors develop knowledge substantially equivalent or superior to the Company’s trade secrets and technical know-how, or gain access to its knowledge through other means such as observation of the Company’s technology that embodies trade secrets at customer sites which the Company does not control, the value of the Company’s trade secrets and technical know-how would be diminished.

While the Company strives to maintain systems and procedures to protect the confidentiality and security of its trade secrets and technical know-how, these systems and procedures may fail to provide an adequate degree of protection. For example, although the Company generally enters into agreements with its employees, consultants, advisors, customer licensees and strategic partners restricting the disclosure and use of trade secrets, technical know-how and confidential information, the Company cannot provide any assurance that these agreements will be sufficient to prevent unauthorized use or disclosure. In addition, some of the technology deployed at its customer sites, which the Company does not control, may be readily observable by third parties who are not under contractual obligations of non-disclosure, which may limit or compromise the Company’s ability to continue to protect such technology as a trade secret.

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

From the Company’s customer licensee’s standpoint, the strength of the intellectual property under which the Company grants licenses can be a critical determinant of the value of these licenses. If the Company is unable to secure, protect and enforce its intellectual property, it may become more difficult for it to attract new customers. Any such development could have a material adverse effect on the Company’s financial condition, results of operations and business.

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

These pending patent applications relate to, among other aspects of the Company’s technology, the design of its bioreactors, the physical and chemical treatment processes for biomass, its growth algorithms, multi-spectral cameras and imaging algorithms, the use of its processes to make biocrude and protein end-products, and its enterprise management system. The Company’s applications are in the early stages and it has not received substantive feedback from relevant patent offices regarding the viability of its patent applications. It may take a long time for any patents to issue from the applications, and the Company cannot provide any assurance that any patents will ultimately be issued or that any patents that do ultimately issue will issue in a form that will adequately protect the Company’s commercial advantage.

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

To the extent that any material infringement of its intellectual property occurs for which the Company is unable to obtain a remedy, the Company is likely to suffer a loss of potential revenues, since the Company won’t receive license fees for such infringing uses, and other existing and prospective customer licensees might become hesitant to pay license fees for a technology being used freely by their competitors in the marketplace. If the infringing uses became widespread, this could have a materially adverse effect on the Company’s financial condition, results of operations and business.

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

The Company may also face infringement claims from the employees, consultants, agents and outside organizations it has engaged to develop its technology. While the Company has sought to protect itself against such claims through contractual means, the Company cannot provide any assurance that such contractual provisions are adequate, and any of these parties might claim full or partial ownership of the intellectual property in the technology that they were engaged to develop.

If the Company were found to be infringing or otherwise violating the intellectual property rights of others, the Company could face significant costs to implement work-around methods, and the Company cannot provide any assurance that any such work-around would be available or technically equivalent to its current technology. In such cases, the Company might need to license a third party’s intellectual property, although any required license might not be available on acceptable terms, or at all. If the Company is unable to work around such infringement or obtain a license on acceptable terms, the Company might face substantial monetary judgments against it or an injunction against continuing to license its technology, which might cause it to cease operations.

In addition, even if the Company is not infringing or otherwise violating the intellectual property rights of others, the Company could nonetheless incur substantial costs in defending itself in suits brought against it for alleged infringement. Also, if its license agreements provide that the Company will defend and indemnify its customer licensees for claims against them relating to any alleged infringement of the intellectual property rights of third parties in connection with such customer licensees’ use of the Company’s technologies, the Company may incur substantial costs defending and indemnifying its customer licensees to the extent they are subject to these types of claims. Such suits, even if without merit, would likely require its management team to dedicate substantial time to addressing the issues presented. Any party bringing claims might have greater resources than the Company does, which could potentially lead to it settling claims against which the Company might otherwise prevail on the merits.

Any claims brought against the Company or its customer licensees alleging that the Company has violated the intellectual property of others could have negative consequences for the Company’s financial condition, results of operations and business, each of which could be materially adversely affected as a result.

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

The Company had material weaknesses and significant deficiencies in its internal control over financial reporting.

The Company completed a restatement of its financial statements and filed an amendment to its Annual Report on Form 10-K for the year ended December 31, 2009 and its Quarterly Report on Form 10-Q for the three months ended March 31, 2010, in which the Company’s management determined the Company had material weaknesses and significant deficiencies in its internal control over financial reporting, and that its internal control over financial reporting had not been effective. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Specifically, the Company’s material weaknesses related to the lack of technical expertise among its accounting staff and inadequate staffing levels in its accounting department. These factors led to a restatement of several errors in the Company’s financial statements for the three years ended December 31, 2009 and for the three months ended March 31, 2009 and 2010, including (1) the failure to correctly estimate the fair value of the grants to the Company’s employees in 2008 and 2007 of restricted profits interests in PA LLC; (2) the inappropriate characterization of certain new areas of activity and cost as research and development expense; (3) the failure in 2008 to properly consider and account for an option to purchase ownership units in PA LLC that was issued in connection with the issuance of a Company debt instrument; (4) the improper recording in 2009 of the amount of potential future revenues and associated expenses related to shares and a technology license agreement issued to a third party in exchange for cash and the third party’s agreement to market the Company’s product in a specified region; and (5) the incorrect valuation in 2009 of shares issued in connection with an agreement for certain research and development services.

Although the Company has taken steps to remedy such material weaknesses and significant deficiencies, the Company may not be able to maintain effective internal control over financial reporting in the future. If the Company has material weaknesses or significant deficiencies in the future, it could affect the accuracy of the financial results that the Company reports or create a perception that those financial results do not fairly state its financial condition or results of operations.

This Annual Report on Form 10-K includes a report by the Company’s management regarding the effectiveness of the Company’s internal control over financial reporting. As an existing SEC registrant, the Company will not have the benefit of a full grace period and the necessary diversion of management resources and attention could harm its growth.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations promulgated by the SEC to implement Section 404 of the Sarbanes-Oxley Act, the Company is required to include in this Annual Report on Form 10-K a report by its management regarding the effectiveness of its internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the Company’s fiscal year, including a statement as to whether or not its internal control over financial reporting is effective.

Because the Company is an existing SEC registrant, the Company will not have the benefit of a grace period for full compliance with Section 404 of the Sarbanes-Oxley Act enjoyed by other companies undergoing an initial public offering. As a result, the Company will have to devote significant management attention to these compliance matters at a time at which the Company expects its business to grow substantially. This diversion of management resources and attention could harm the Company’s growth.

The recently-enacted Dodd-Frank Wall Street Reform and Consumer Protection Act exempts non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act, which requires that reporting companies include in their annual reports an independent auditor’s attestation report on the effectiveness of the reporting company’s internal control over financial reporting. For the fiscal year ended December 31, 2010, the Company was not an accelerated filer and will therefore be exempt from the requirements of Section 404(b) of the Sarbanes-Oxley Act. However, if the Company becomes an accelerated filer by June 30, 2011, it will be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act, which will increase the diversion of its management’s limited resources and attention.

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

The Company currently relies on key individuals in the management and operation of its business. In order to continue the research and design of the Company’s micro-crop production system and the Company’s move to larger commercial scaling and deployment, it will be necessary for the Company to recruit a significant number of additional qualified individuals, including experienced management and specific technical experts. Any inability on the part of the Company to retain key employees or obtain the appropriate resources through hiring, outsourcing or through other contractors could delay or impair the Company’s ability to achieve successful results.

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

The Company’s business relationships with international customer licensees are subject to foreign government taxes, regulations and permit requirements, and foreign tax and other laws. The Company’s international licensee relationships are also subject to United States and foreign government trade restrictions, tariffs, and price or exchange controls; the U.S. Foreign Corrupt Practices Act of 1977, as amended; preferences of foreign nations for domestic technologies; changes in diplomatic and trade relationships; political instability, natural disasters, war or events of terrorism; and the strength of international economies. Because the Company will rely on license fees and royalties from its customer licensees’ operations, any negative impact these factors have on its customer licensees would also have an adverse effect on its financial condition, results of operations and business.

The Company expects to be exposed to fluctuations in foreign exchange rates.

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

The Company’s quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of its control. Such fluctuations may be amplified by the uncertainty in timing of a relatively small number of large transactions that the Company anticipates it will consummate. Fluctuations in the Company’s quarterly operating results could cause its stock price to decline rapidly, may lead analysts to change their long-term model for valuing its common stock, could cause the Company to face short-term liquidity issues, may impact its ability to retain or attract key personnel, or cause other unanticipated issues. If its quarterly operating results fail to meet or exceed the expectations of research analysts or investors, the price of the Company’s common stock could decline substantially. The Company believes that its quarterly revenue and operating results may vary significantly in the future and that period-to-period comparisons of its operating results may not be meaningful. The results of any quarterly or annual periods should not be relied upon as indications of the Company’s future operating performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Melbourne Corporate Headquarters

The Company’s corporate headquarters are located in Melbourne, Florida. The headquarters house the executive and administrative offices, as well as the finance, business development, operations and information technology departments. On March 23, 2011, the Company finalized a three-year lease for approximately 24,000 square feet of office space, which expires on January 31, 2014.

NASA Kennedy Space Center Space Life Sciences Lab

The Company leases laboratory space and controlled-environment space in the NASA-Kennedy Space Center Life Sciences Laboratory. The facility has broad analysis capabilities for chemistry, molecular biology, microscopy and microbiology. The controlled environmental chambers allow the Company to control and manipulate environmental parameters such as climate, temperature, day/night cycles and seasonal cycles to simulate growing conditions for research purposes as well as to understand other climates throughout the world. The Company benefits from access to NASA engineering, scientific and analytical expertise available through the NASA Kennedy Space Center Life Sciences Laboratory. This is an annual agreement that can be terminated upon 90-days’ written notice. The Company’s current lease for the facility expires February 29, 2012.

Gateway Research Lab Facility

The Company has an advanced laboratory in Melbourne, Florida designed for broad analytical capabilities for chemistry, microbiology, and plant physiology. The facility provides a lemna culture collection room to support lemna species from around the world, technology to conduct product development experiments (protein and fuel) and fast turnaround analytical analysis of field samples. The Company rents this facility on a month-to-month basis.

Fellsmere Field-Scale R&D Facility

The Company has constructed its primary field-scale development facility for the its production process in Fellsmere, Florida (approximately 40 miles from the Company’s headquarters in Melbourne, Florida). The facility provides demonstration-scale live processing of all portions of the Company’s processes as well as indoor and outdoor empirical testing, and laboratory analysis. It also houses the personnel that develop, run and maintain the facility. The Company’s lease with respect to this facility is an annual agreement with four remaining 12-month renewal options. The current renewal/expiration date is June 30, 2011.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or any of its property is the subject.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2010, the Company’s common stock was quoted on the OTC Bulletin Board under the symbol “PALG”.

Effective February 23, 2011, the common stock of the Company became ineligible for quotation on the OTC Bulletin Board due to quoting inactivity pursuant to Rule 15c2-11 under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). The Company’s common stock has been moved to OTC Link, which is operated by OTC Markets Group Inc. (formerly known as Pink OTC Markets Inc. or “Pink Sheets”). Quotations for the

Company’s common stock can be obtained through the Pink Sheets website (www.pinksheets.com) under the symbol “PALG”.

As of March 28, 2011, the Company had 396 stockholders of record of its common stock.

The following table sets forth, for the quarters indicated, the high and low closing prices per share of the Company’s common stock.

	High	Low
Fiscal 2010:
First Quarter	$23.95	$18.55
Second Quarter	$26.00	$6.10
Third Quarter	$26.00	$10.00
Fourth Quarter	$14.49	$10.10

	High	Low
Fiscal 2009:
First Quarter	$8.00	$5.00
Second Quarter	$11.00	$2.65
Third Quarter	$34.00	$8.00
Fourth Quarter	$24.95	$15.00

On March 28, 2011, the last reported sales price for the Company’s common stock on the OTC Link was $19.50 per share.

Dividends

The holders of shares of the Company’s common stock are entitled to dividends out of funds legally available when and as declared by the Company’s board of directors. The Company has never declared or paid cash dividends. The Company’s board of directors does not anticipate declaring a dividend in the foreseeable future.

Equity Compensation Plan

The following table summarizes information as of December 31, 2010, relating to the Company’s equity compensation plan pursuant to which the Company may from time to time grant options, restricted stock, or other rights to acquire its shares.

Plan Category	Number of securities to be issued upon exercise price of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation plans approved by security holders (1)	991,750	$8.35	3,008,250
Equity Compensation plans not approved by security holders	—	—	—
Total	991,750	$8.35	3,008,250

(1)	Represents the PetroAlgae Inc. 2009 Equity Compensation Plan.

Transfer Agent and Registrar

The transfer agent and registrar for the Company’s common stock is Computershare, 4229 Collection Center Drive, Chicago, IL 60693.

Issuer Repurchases

Neither the Company nor any of its affiliates repurchased any of the Company’s common stock during the fiscal year ended December 31, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve numerous risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, and intentions. The Company’s actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in this report under “Risk Factors,” as well as those discussed elsewhere in this report. You should read the following discussion and analysis in conjunction with the Company’s consolidated financial statements and related notes, each included elsewhere in this report.

Overview

PetroAlgae Inc. (the “Company”) is a renewable energy and food company licensing and deploying the leading biomass production platform to use renewable sources to address the existing and growing unmet needs in the global energy and agriculture markets with technology that is both renewable and sustainable. The Company’s proprietary technology, which includes light and growth management systems, allows its customers to consistently grow aquatic microorganisms at rates which are multiple times their natural growth rates. This enables the economically-feasible commercial-scale production of three end-products: a fuel feedstock (which the Company refers to as biocrude), a protein, and lemna meal products. The fuel feedstock is intended to be used either by existing refineries to produce renewable fuels, which are identical to the petroleum-based fuels it would replace, or to produce transportation fuels (diesel, jet fuel, or gasoline) at the production facility without the need for a refinery. The high productivity afforded by the Company’s technology produces a low cost fuel feedstock, which the Company expects will increase the profitability of refineries without the requirement for any government subsidies. The protein is a high purity food supplement, which is comparable to existing commercial high valued products. The lemna meal has demonstrated its ability to act as a substitute for commercial animal feed product (e.g., alfalfa).

The Company’s prospective customer licensees are comprised primarily of well-capitalized national oil companies, multinational agriculture companies, independent refiners, and power companies that have the ability to rapidly deploy one or more of its standard license units, each consisting of a 5,000 hectare micro-crop production facility.

To date, the Company has signed non-binding memoranda of understanding (“MOUs”) with five prospective customer licensees representing up to 18 license units. On October 13, 2010, the Company signed an agreement with the China Energy Conservation and Environmental Protection Group ChongQing Industry Co. Ltd (“CECEP-CQ”), pursuant to which CECEP-CQ has agreed to build the first stage of a commercial facility in Hainan province, China.

The Company intends to generate licensing fees and royalties from customer licensees in the global energy and agriculture markets. The Company’s licensing approach is designed to provide the Company with a steady, highly-profitable and reliable revenue stream, while requiring only minimal capital expenditures, as its customer licensees incur the costs associated with the development and construction of bioreactors and the associated processing facilities. On occasion, the Company may consider entering into alternative arrangements, which it would expect to be at least as favorable to the Company as its licensing model. In such situations, the Company would generally reduce or eliminate its license fees and royalties in return for a greater share of the operation’s profits, but with no direct exposure to capital requirements.

Results of Operations

Twelve Months Ended December 31, 2010 Compared to Twelve Months Ended December 31, 2009

Revenue. The Company did not record any revenues in 2010 or 2009.

Total costs and expenses. Total costs and expenses increased by $7.7 million, or 20.8%, to $44.5 million in 2010 as compared to 2009, primarily due to an increase in selling, general and administrative expenses and research and development expenses for the reasons described below.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $4.4 million, or 25.6%, to $21.8 million, in 2010 as compared to 2009. The increase in 2010, as compared to 2009, was due to a $9.1 million increase in equity compensation expense which was primarily related to a modification of terms to restricted ownership units previously issued to certain officers of the Company, as discussed in the Notes to Consolidated Financial Statements. This increase was partially offset by decreases in compensation expenses and consulting expenses of $4.2 million. Compensation expenses within selling, general and administrative functions decreased in 2010 as compared to 2009 due to certain employee salary reductions as well as a 21.1% decrease in employee headcount. Expenses related to external consultants decreased 41% for the same period in an effort to improve the efficiency of the Company’s operations.

Research and development expenses. Research and development expenses increased by $2.3 million, or 15.5%, to $17.4 million, in 2010 as compared to 2009. Equity compensation expense increased by $2.5 million during 2010 as compared to 2009, primarily related to the modified terms of the restricted ownership units held by certain Company officers. Also, the Company recorded a $0.2 million impairment charge related to property and equipment. These increases were slightly offset by a $0.5 million decrease in spending as the Company needed less expensive materials and supplies for research and development efforts.

Interest expense—related party. Interest expense—related party increased by $0.9 million, or 27.5%, to $4.1 million in 2010 as compared to 2009. The increase was due to additional funding of the Company’s operations during 2010 through notes payable from related parties. The balance of these notes totaled $51.7 million at December 31, 2010 as compared to $35.1 million at December 31, 2009.

Depreciation expense. Depreciation expense remained relatively consistent in 2010 as compared to 2009, decreasing by $9,000, or 0.8%, to $1.1 million in 2010. The Company purchased fewer new assets in 2010 as compared to 2009, which was offset by a number of assets becoming fully depreciated during 2010.

Non-controlling interest. As of December 31, 2010 and 2009, non-controlling interest parties collectively owned approximately 13% and 18%, respectively, of PA LLC and have been attributed their respective portion of the loss of PA LLC. The decrease in the non-controlling interest percentage during 2010 was due to the June 2, 2010 transaction with Arizona Science and Technology Enterprises, LLC, as discussed in the Notes to Consolidated Financial Statements. The amount of loss assigned to non-controlling interests was $6.5 million in 2010 as compared to $6.6 million in 2009.

Twelve Months Ended December 31, 2009 Compared to Twelve Months Ended December 31, 2008

Revenue. The Company did not record any revenues in 2009 or 2008.

Total costs and expenses. Total costs and expenses increased by $16.7 million, or 82.7%, to $36.8 million in 2009 as compared to 2008, primarily due to an increase in selling, general and administrative expenses and research and development expenses as the Company expanded its operations.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $9.1 million, or 110.9%, to $17.4 million in 2009 as compared to 2008. The increase in 2009, as compared to 2008, was due to a significant increase in the scope of the Company’s business development activities as well as increased compensation expense related to the Company’s enlarged management team. Specifically, compensation expenses and consulting expenses increased by $9.1 million, which were partially offset by the $2.2 million decrease in management fees discussed below. Employee headcount within selling, general and administrative functions increased 160%, with over half of that increase in the area of business development. During the period from the Company’s inception to August 1, 2008, a portion of the Company’s selling, general and administrative functions, including the majority of business development activities, were provided by XL Tech and charged to the Company. The portion of selling, general and administrative expenses that arose from these related party charges was $2.2 million in 2008.

Research and development expenses. Research and development expenses increased $5.2 million, or 52.9%, to $15.1 million in 2009 as compared to 2008. The increase was primarily driven by a $4.8 million increase in compensation expenses and consulting expenses in 2009 as compared to 2008, attributable to a 23% increase in employee headcount and a 317% increase in expenses related to external consultants which was due to expanded efforts in the areas of product development and testing and construction of the Company’s working demonstration facility.

Interest expense—related party. Interest expense on notes payable—related party increased by $1.4 million, or 81.3%, to $3.2 million in 2009 as compared to 2008. The increase in 2009, as compared to 2008, was due to additional funding of the Company’s operations through notes payable from related parties. The balance of these notes totaled $35.1 million at December 31, 2009 as compared to $23.6 million at December 31, 2008.

Depreciation expense. Depreciation expense increased by $0.9 million, or 323.4%, to $1.1 million in 2009 as compared to 2008. The increase in 2009, as compared to 2008, was due to an increase in the Company’s capital asset base as a result of the purchase of more laboratory equipment, computer equipment, furniture, and leasehold improvements in 2009 as compared to 2008.

Non-controlling interest. As of December 31, 2009, non-controlling interest parties collectively owned approximately 18% of PA LLC and have been attributed their respective portion of the loss of PA LLC. The amount of loss assigned to non-controlling interests was $6.6 million in 2009 as compared to $0.2 million in 2008.

Liquidity and Capital Resources

Overview

To date, the Company has financed its operations primarily through loans from, and debt securities issued to, its principal stockholder. The Company has also raised funds by issuing equity securities to unrelated third parties. Since its inception through December 31, 2010, the Company has raised an aggregate of $81.7 million in debt and equity investments, with $71.7 million of this total being raised from its principal stockholder and $10.0 million raised from unrelated third parties.

Cash and Cash Flow

At December 31, 2010, the Company had $1.1 million in unrestricted cash and cash equivalents.

Net cash used in operating activities was $22.8 million, $27.6 million, and $11.8 million in 2010, 2009, and 2008, respectively. The increase in cash usage from 2008 to 2009 was primarily attributed to increased compensation expenses and external consultant expenses of $12.1 million to fund the Company’s research and product development activities and to build its operational and business development efforts. The decrease in cash usage from 2009 to 2010 was primarily attributed to cost savings in the area of external consultants used by the Company, totaling $3.8 million for 2010 as compared to 2009.

Net cash used in investing activities comprised the purchase of capital assets with a cost of $1.0 million, $2.4 million, and $0.8 million for the years ended December 31, 2010, 2009, and 2008, respectively. The increase in these investments during 2009 as compared to 2008 reflected the expansion of the Company’s facilities to further its business plan, primarily in the construction of its demonstration facility. The decline in expenditures between 2010 and 2009 reflects the purchase of less equipment during 2010 than in 2009 because the Company’s working demonstration facility had been completed in 2009.

Net cash provided by financing activities was $22.3 million, $22.3 million, and $22.9 million in 2010, 2009, and 2008, respectively, and consisted of advances from the Company’s principal stockholder and the sale of common shares for cash. During 2009 as compared to 2008, cash raised from the issuance of common stock and warrants increased by $2.3 million while borrowings under notes payable-related party decreased by $2.9 million. During 2010 as compared to 2009, cash raised from issuance of common stock and warrants decreased by $4.6 million while borrowings under notes payable-related party increased by $5.2 million.

Senior Secured Debt Financing

All of the Company’s borrowings have been provided by affiliates under a senior secured structure, as described in more detail below as of December 31, 2010:

As of
December 31,
2010
Note Payable to Valens U.S. SPVI, LLC - Interest accrues monthly, at 12% per annum - Note is due on June 30, 2012	$417,512
Notes Payable to PetroTech - Interest accrues monthly, at 12% per annum - Notes are due on June 30, 2012	22,422,089
Convertible Note Payable to PetroTech - Interest accrues monthly at 12% per annum - Note is due on June 30, 2012 if not converted to common shares as described below	10,000,000
Up to $25,000,000 Note Payable to PetroTech - Interest payable monthly and is drawn into note on a monthly basis at prime + 2% (5.25% at December 31, 2010) - Note is due on June 30, 2012 - Permits additional draws to fund interest. Maximum balance of this note is limited to $25,000,000	18,823,133

Total Notes Payable - Related Party	$51,662,734

The notes payable – related party are collectively secured by all of the Company’s assets. The convertible note payable allows the holder to convert all or any portion of the issued and outstanding principal amount and/or accrued interest and fees then due into shares of the Company’s common stock at a fixed conversion price of $5.43 per share.

Each note payable and the related master security agreement and equity pledge and corporate guaranty agreement contain provisions that specify events of default which could lead to acceleration of the maturity of the debt. These provisions prohibit the encumbrance or sale of the Company’s assets and require maintenance and insurance of the Company’s assets. The loan agreements do not contain any required financial ratios or similar debt covenants. Generally, an event of default would arise if the Company became insolvent, filed for bankruptcy, allowed a change in control or had unresolved judgments against its assets. As of December 31, 2010, none of these events have occurred.

Interest charged to operations on these notes, including amortization of original issue discount, was $4.1 million, $3.2 million, $1.8 million, and $9.5 million during the years ended December 31, 2010, 2009, 2008, and the period from September 22, 2006 (inception) to December 31, 2010, respectively.

Contractual Obligations

The following table discloses aggregate information about the Company’s contractual obligations and the period in which payments are due as of December 31, 2010:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt: principal	$51,662,734	$—	$51,662,734	$—	$—
Debt: accrued interest to date (1)	4,799,651	—	4,799,651	—	—
Debt: estimated future interest (2)	7,449,882	4,953,096	2,496,786	—	—
Operating lease commitments	369,467	298,468	70,999	—	—

Total contractual obligations	$64,281,734	$5,251,564	$59,030,170	$—	$—

(1)	Represents the amount of interest that has been accrued through the balance sheet date on approximately $32.8 million of outstanding debt at an annual rate of 12%. This amount is due at the June 30, 2012 maturity date of the related debt.
(2)	Estimated future interest represents the amount of interest expected to accrue until the maturity date of the related debt, which in all cases is June 30, 2012. The estimated amount is calculated from the current balance sheet date through maturity based upon the principal balance of each note and the applicable interest rate, which is compounded monthly at prime + 2% (assumed to be 5.25%) on approximately $18.8 million of debt and calculated on a non-compounded basis at 12% on the remaining principal amount.

The Company is currently in the development stage and has not yet recognized any revenue. During 2011, the Company anticipates accomplishing a transition from the development stage to operational status, depending upon the timing and extent of success achieved in accomplishing milestones, including:

•	preparation of technology and related processes for commercial deployment;

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

While the Company has a limited but growing list of prospective customers, the Company’s costs are mostly variable and the Company does not have significant commitments other than its debt and lease obligations. The Company estimates that its net loss from operations and net cash used in operations will be similar to its recently reported results over the next 12 months. The Company has never been profitable and has incurred significant losses and cash flow deficits since its inception. For the years ended December 31, 2010, 2009, and 2008, the Company reported net losses before non-controlling interest of $44.5 million, $36.8 million, and $20.2 million, respectively, and negative cash flows from operating activities of $22.8 million, $27.6 million, and $11.8 million, respectively. As of December 31, 2010, the Company had an aggregate accumulated deficit of $98.0 million. As a result of these net losses, cash flow deficits, and other factors, there is a substantial doubt about the Company’s ability to continue as a going concern. However, the Company expects this uncertainty to be resolved as it enters into license agreements pursuant to which it expects to generate revenue and profits.

The Company is seeking to raise additional funds through a public offering of its common shares. However, it is uncertain whether such an offering will take place. In the interim and if the offering is not successful, the Company will continue to rely upon private sources of capital. To date, private capital has been obtained primarily from the Company’s controlling shareholder in the form of both senior secured financing and equity. Secondarily, unrelated parties have provided equity capital in exchange for issuance of Company equity and warrant securities. While there is no certainty that additional funds will continue to be available from these and similar parties, the Company plans to rely upon these sources until it is able to secure a large public equity investment or to begin generating net income and cash flows from operations, which may allow it to borrow from sources other than its controlling shareholder. The Company’s accompanying consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 2010, these adjustments would likely include the substantial impairment of the carrying amount of the Company’s non-cash assets of $2.9 million and potential contingent liabilities that may arise if the Company is unable to fulfill various operational commitments. In addition, the value of the Company’s securities, including common stock and warrants, would be greatly impaired. The Company’s ability to continue as a going concern is dependent upon it generating sufficient cash flow from operations and obtaining additional capital and financing.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Management Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the presentation of a company’s financial condition and results of operations and demanding of management’s judgment.

The Company’s management discussion and analysis of financial condition and results of operation are based on the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires the Company to make estimates on experience and on various assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

The Company’s critical accounting polices include:

Revenue Recognition

The Company will record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. To the extent cash is received in advance of the Company’s performance or the availability of rights under a license agreement or such receipts are refundable at the customer’s option, these amounts are reported as deferred revenue.

Cash and Cash Equivalents and Cash Concentration

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. The Company at December 31, 2010 had approximately $1.1 million on deposit at a single financial institution.

Restricted Cash

Restricted cash consists of cash received by the Company related to a license for intellectual property, which will be held in escrow until certain actions are taken by the licensee. Also included in restricted cash are certain amounts escrowed in accordance with the employment agreement for an executive.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010. The respective carrying values of certain financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, accounts payable, and accrued expenses. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate the amounts expected to be received or paid.

The carrying value of the Company’s fixed-rate notes payable-related party approximated their fair value based on the current market conditions for similar debt instruments.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expensed.

Long- Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest permanent impairment. Specifically, senior management of the Company considers in each reporting period the effectiveness of the Company’s significant assets to determine if impairment indicators such as physical deterioration, process change or technological change have resulted in underperformance, obsolescence or a need to replace such assets. The Company groups its assets into three primary categories for this purpose. Due to the nature of the Company’s business, cash flows are not derived from specific asset groups; therefore, this grouping is merely to aid the Company’s analysis.

•	Office equipment, including leasehold improvements

•	Demonstration system and engineering equipment

•	Computer software and hardware – applications and networking

The Company does not consider its net loss or cash outflow from operations to be an indicator of asset impairment as such financial results are typical for technology companies that are in the development stage. Rather, management evaluates the state of the technology, its process toward technical and business milestones, and relevant external market factors to ascertain whether a potential impairment has occurred. During the fourth quarter of 2010, the Company identified certain changes in its process development plans that eliminated or changed the need or expected use of certain assets. As a result, an impairment charge of $0.2 million to reduce these assets to their estimated realizable value was recorded as a reduction of property and equipment and an addition to research and development expense. No impairment indicators were noted in either of the years ended December 31, 2009 or 2008 and the Company’s process of monitoring these assets was unchanged during this period.

When the Company identifies an impairment indicator, it measures the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds its best internal estimate of the value of the asset while it remains in use, plus any proceeds expected from the eventual disposal of the impaired asset. Since the Company uses most of its property and equipment to demonstrate its technology to prospective customers and not to generate revenues or cash flows, a cash flow analysis of the categories above or the assets as a whole is not practicable. Instead, a depreciated replacement cost estimate is used for assets still in service and equipment secondary market quotes are obtained for assets planned for disposal. Depreciated replacement cost is determined by contacting vendors of the same or similar equipment or other assets to obtain an estimate of the market price of such assets, and then reducing this amount by a formula derived from the age of the equipment and the typical useful life of that equipment. For assets planned to be disposed, descriptions of the equipment are circulated to a number of purchasers of used machinery and equipment to solicit bids for such assets. The Company’s best estimate of selling price based upon these purchasers’ responses is used to estimate the value of such assets, net of any costs to remove, recondition and/or ship the equipment to the buyer.

Income Taxes

The Company follows Accounting Standards Codification (“ASC”) 740, Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

As required by ASC 740-10-05, Accounting for Uncertainty in Income Taxes, the Company recognizes the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination. The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. Actual results could differ from these estimates.

PA LLC is organized as a limited liability company under the state law of Delaware. As a limited liability company that has elected to be taxed as a partnership, the Company’s earnings pass through to the members and are taxed at the member level. Accordingly, the income tax provision included in the accompanying consolidated financial statements represents the tax impact to the Company arising from its ownership interest in the operations related to PA LLC.

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

The effect of 2,598,629 and 481,703 weighted average warrants and 1,083,475 and 626,151 weighted average options were not included for the years ended December 31, 2010 and 2009, respectively, as they would have had an anti-dilutive effect. There were no options or warrants outstanding during 2008.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation. This Statement requires that the cost resulting from all stock-based transactions be recorded in the consolidated financial statements. The Statement establishes fair value as the measurement objective in accounting for stock-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for stock-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in stock-based payment transactions. (See Note 11 in the accompanying consolidated financial statements).

Recent Accounting Pronouncements

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

Fair Value

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial statements nor is the portion effective in 2011 expected to have a material impact.

Subsequent Events

Debt Financing

On January 3, 2011, January 21, 2011, February 11, 2011, February 24, 2011, and March 23, 2011, PetroTech funded $1.2 million, $1.0 million, $1.0 million, $1.2 million, and $1.0 million, respectively, to PA LLC pursuant to the terms of separate senior secured term notes. Each of these notes provide for interest at 12%, which is accrued as a payment-in-kind amount, and are due on June 30, 2012.

Disbursement of Escrowed Funds

In December 2009, the Company entered into an agreement with Green Science Energy, LLC (the “Licensee”) under which the Company received $2.0 million in exchange for the Licensee’s right to market and sell sub-licenses in Egypt and Morocco. In January 2011, the Company received timely notice from the Licensee of its election to surrender these licensing rights and comply with related provisions of the original contract in exchange for return of the $2.0 million it had paid, which the Company had placed in escrow. Accordingly, the $2.0 million was disbursed from escrow to the Licensee in January 2011.

Resignation of Executive Officer

On March 8, 2011, the Company announced the resignation of its President and Chief Operating Officer. In connection with the resignation of this executive officer, the Company entered into a separation agreement under which the Company made a severance payment of $0.3 million in exchange for a general release of all claims against the Company. The severance payment will be recorded as selling, general and administrative expense during the first quarter of 2011. Prior to the resignation of the President and Chief Operating Officer, this executive exercised his right to have the Company repurchase 12,500 shares of common stock for $100,000 that he purchased in November 2010.

Issuance of Options

On January 2, 2011, the Company granted certain employees 623,000 stock options at an exercise price of $8.00 per share. Generally, the options vest over a period of four years from the employee’s date of hire and expire 10 years from the grant date.

Lease Commitment

On March 23, 2011, the Company entered into a lease with an unrelated third-party of 24,000 square feet of headquarters office space in Melbourne, Florida. This three-year lease provides for monthly payments that increase from $20,000 to $28,000 over its term plus an allocated share of any increase in real estate tax, insurance and building maintenance costs. The cost of this lease will be evenly allocated over its 36-month term beginning in the first quarter of 2011.

Market for Common Shares

Effective February 23, 2011, the common stock of the Company became ineligible for quotation on the OTC Bulletin Board due to quoting inactivity pursuant to Rule 15c2-11 under the Exchange Act. The Company’s common stock has been moved to OTC Link, which is operated by OTC Markets Group Inc. (formerly known as Pink OTC Markets Inc. or “Pink Sheets”). Quotations for the Company’s common stock can be obtained through the Pink Sheets website (www.pinksheets.com) under the symbol “PALG”.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to interest rate risk is related to its borrowings. The principal amount of the Company’s debt obligations as of December 31, 2010 was $51.7 million, of which $18.8 million was outstanding at a floating rate of 2% over the prime interest rate and $32.8 million was outstanding at a fixed rate of 12%. Floating rate borrowings will lead to additional interest expense if interest rates increase. The Company enters into loan arrangements when needed and borrowings are subject to interest rate risk because changes in the prime interest rate will have an effect on interest rate expense.

Exchange Rate Risk

The Company is currently not subject to foreign exchange risk as a result of exposures to changes in currency exchange rates. Under the license agreements that the Company expects to enter into in the future with non-U.S. customer licensees, a portion of its license and royalty fee revenue may be denominated in currencies other than the U.S. dollar. Many of the Company’s costs, however, including most of the costs of its employees who the Company expects to support the operations of its customer licensees, and its research and development costs, will be denominated in U.S. dollars. The Company expects that fluctuations in the value of these revenues and expenses as measured in U.S. dollars will affect its results of operations, and adverse currency exchange rate fluctuations may have a material impact on its future financial results.

Commodity Price Risk

The Company’s technology, once commercialized, will be used to produce biocrude for the energy market and protein for the agriculture market, each of which may directly or indirectly compete with existing commodities. In particular, the Company expects that the price its customer licensees will obtain from the sale of these products will most directly be impacted by market prices for crude oil and petroleum-based fuels, and protein, respectively. These market prices, particularly for crude oil and petroleum-based fuels, can be volatile, and can be influenced by factors such as global demand, availability of supply, weather, political events and the market price of alternative forms of energy, all of which factors are beyond the Company’s control. Significant fluctuations in these commodity prices could impact the profitability of the Company’s technology to its customer licensees, and therefore the demand for the Company’s technology, and could also affect the amount of royalty revenues the Company receives from its customer licensees.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

PetroAlgae, Inc.

We have audited the accompanying consolidated balance sheets of PetroAlgae, Inc. (A Development Stage Entity), a Delaware corporation, and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2010 and for the cumulative period from inception (September 22, 2006) to December 31, 2010 and the related consolidated statement of changes in stockholders’ deficit for the cumulative period from inception (September 22, 2006) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PetroAlgae, Inc. (A Development Stage Entity) and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 and for the period from inception (September 22, 2006) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $38,010,029 during the year ended December 31, 2010, and, as of that date, the Company’s current liabilities exceeded its current assets by $7,598,513 and its total liabilities exceeded its total assets by $56,504,381. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Orlando, Florida

March 31, 2011

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,140,882	$2,679,302
Restricted cash	2,325,000	2,000,000
Prepaid expenses	102,016	129,333
Receivable	—	1,200,000
Other current assets	—	341,726

Total current assets	3,567,898	6,350,361
Property and equipment	4,194,629	3,653,225
Accumulated depreciation	(2,292,952)	(1,416,350)

Net property and equipment	1,901,677	2,236,875
Deposits	24,814	5,200
Other non-current assets	830,375	—

Total assets	$6,324,764	$8,592,436

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,569,715	$536,328
Accrued expenses	2,189,561	1,617,191
Accrued expenses - related party	4,807,135	2,144,840
Deferred revenue	500,000	—
Liabilities related to equity issuance	100,000	7,500,000
Other current liability	2,000,000	—

Total current liabilities	11,166,411	11,798,359
Other liability	—	2,000,000
Notes payable - related party	51,662,734	35,114,096

Total liabilities	62,829,145	48,912,455
Commitments and Contingencies (Note 10)
Stockholders’ deficit:
Preferred stock - $.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $.001 par value, 300,000,000 shares authorized;
106,933,230 and 106,229,356 shares issued and outstanding at December 31, 2010 and 2009, respectively	106,933	106,229
Paid in capital	37,823,248	24,115,788
Deficit accumulated during the development stage	(98,022,859)	(60,012,830)

PetroAlgae Inc. stockholders’ deficit	(60,092,678)	(35,790,813)
Non-controlling interest	3,588,297	(4,529,206)

Total stockholders’ deficit	(56,504,381)	(40,320,019)

Total liabilities and stockholders’ deficit	$6,324,764	$8,592,436

See the accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	December 31, 2010	December 31, 2009	December 31, 2008	For the Period From September 22, 2006 (Inception) Through December 31, 2010
Revenue	$—	$—	$—	$—
Costs and expenses:
Selling, general and administrative	21,849,915	17,400,801	8,251,676	50,666,429
Research and development	17,424,316	15,085,060	9,865,844	48,468,997
Interest expense - related party	4,076,905	3,198,642	1,764,039	9,483,058
Depreciation	1,128,249	1,137,733	268,691	2,590,489

Total costs and expenses	44,479,385	36,822,236	20,150,250	111,208,973

Net loss before non-controlling interest	(44,479,385)	(36,822,236)	(20,150,250)	(111,208,973)
Net loss attributable to non-controlling interest	6,469,356	6,554,358	162,400	13,186,114

Net loss attributable to PetroAlgae Inc.	$(38,010,029)	$(30,267,878)	$(19,987,850)	$(98,022,859)

Basic and diluted common shares outstanding	106,731,469	104,866,065	100,362,021

Basic and diluted loss per share	$(0.36)	$(0.29)	$(0.20)

See the accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Deficit

Period From Inception (September 22, 2006) to December 31, 2010

	Common Stock Shares	Amount	Paid in Capital	Non Controlling Interest	Deficit Accumulated During the Development Stage	Total
Shares issued at inception for cash	100,000,000	$100,000	$388,532	$—	$—	$488,532
Net loss	—	—	—	—	(1,410,724)	(1,410,724)

Balance - December 31, 2006	100,000,000	$100,000	$388,532	$—	$(1,410,724)	$(922,192)

Amortization of PA LLC interests to employees	—	—	276,986	—	—	276,986
Net loss	—	—	—	—	(8,346,378)	(8,346,378)

Balance - December 31, 2007	100,000,000	$100,000	$665,518	$—	$(9,757,102)	$(8,991,584)

Amortization of PA LLC interests to employees	—	—	2,240,041	200,000	—	2,440,041
Shares issued for cash	3,174,603	3,175	9,996,825	—	—	10,000,000
Shares issued for unearned services	1,000,000	1,000	(1,000)	—	—	—
Amortization of unearned services	—	—	43,750	—	—	43,750
Issuance of option as additional consideration for debt	—	—	1,453,000	—	—	1,453,000
Reverse merger	99,586	99	—	—	—	99
Loss attributable to non controlling interest	—	—	—	(162,400)	—	(162,400)
Net loss	—	—	—	—	(19,987,850)	(19,987,850)

Balance - December 31, 2008	104,274,189	$104,274	$14,398,134	$37,600	$(29,744,952)	$(15,204,944)

Shares issued for services	160,524	160	537,652	—	—	537,812
Shares issued for cash	500,000	500	3,999,500	—	—	4,000,000
Shares issued with purchase price guaranty	937,500	938	(938)	—	—	—
Shares and warrants issued for other current assets	357,143	357	3,017,787	—	—	3,018,144
Amortization of PA LLC interests to employees	—	—	—	1,987,552	—	1,987,552
Amortization of options issued to employees	—	—	588,653	—	—	588,653
Amortization of unearned services	—	—	1,575,000	—	—	1,575,000
Loss attributable to non controlling interest	—	—	—	(6,554,358)	—	(6,554,358)
Net loss	—	—	—	—	(30,267,878)	(30,267,878)

Balance - December 31, 2009	106,229,356	$106,229	$24,115,788	$(4,529,206)	$(60,012,830)	$(40,320,019)

Return of common stock for other current asset	(106,126)	(106)	(341,620)	—	—	(341,726)
Shares issued for cash	810,000	810	6,479,190	—	—	6,480,000
Shares issued with put option or purchase price guaranty, net of purchase price guaranty expirations	—	—	7,400,000	—	—	7,400,000
Amortization of PA LLC interests to employees	—	—	(794)	12,903,744	—	12,902,950
Amortization of options issued to employees	—	—	922,549	—	—	922,549
Amortization of unearned services	—	—	1,531,250	—	—	1,531,250
Loss attributable to non controlling interest	—	—	—	(6,469,356)	—	(6,469,356)
PA LLC units returned for surrendered technology license	—	—	(2,283,115)	1,683,115	—	(600,000)
Net loss	—	—	—	—	(38,010,029)	(38,010,029)

Balance - December 31, 2010	106,933,230	$106,933	$37,823,248	$3,588,297	$(98,022,859)	$(56,504,381)

See the accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	December 31, 2010	December 31, 2009	December 31, 2008	For the Period From September 22, 2006 (Inception) Through December 31, 2010
Cash flows from operating activities:
Net loss	$(44,479,385)	$(36,822,236)	$(20,150,250)	$(111,208,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount	375,000	562,000	516,000	1,453,000
Amortization of Company options	922,549	588,653	—	1,511,202
Amoritization of unearned services	1,531,250	1,575,000	43,750	3,150,000
Amortization of PA LLC interests to employees	12,902,950	1,987,552	2,440,041	17,607,529
Expenses paid and interest added to notes payable - related party	973,638	2,723,313	3,044,739	10,349,483
Expenses paid by issuance of common stock	—	1,214,230	—	1,214,230
Depreciation	1,128,249	1,137,733	268,691	2,590,489
Impairment loss	179,099	—	—	179,099
Loss on disposition of equipment	62,766	126,830	—	189,596
Write-off of other non-current assets	456,389	—	—	456,389
(Increase) in restricted cash	(325,000)	—	—	(325,000)
(Increase) decrease in prepaid expenses	7,703	(19,056)	(103,933)	(121,630)
(Increase) decrease in deposits	—	(200)	2,700	(5,200)
(Increase) in other non-current assets	(109,720)	—	—	(109,720)
Increase (decrease) in accounts payable	(88,563)	(506,957)	712,384	501,418
Increase (decrease) in accrued expenses	3,179,571	(169,150)	1,376,516	4,806,599
Increase in deferred revenue	500,000	—	—	500,000

Net cash used in operating activities	$(22,783,504)	$(27,602,288)	$(11,849,362)	$(67,261,489)

Cash flows from investing activities:
Proceeds from sale of asset	7,500	36,000	—	43,500
Acquisition of property and equipment	(1,042,416)	(2,471,233)	(812,660)	(4,904,361)

Net cash used in investing activities	$(1,034,916)	$(2,435,233)	$(812,660)	$(4,860,861)

Cash flows from financing activities:
Member contributions	—	—	—	488,532
Reverse merger	—	—	99	99
Common stock and warrants issued for cash	6,480,000	11,500,000	10,000,000	27,980,000
Borrowings under notes payable - related party	15,200,000	10,000,000	12,894,601	43,394,601
PA LLC units returned for cash and surrendered technology license	(600,000)	—	—	(600,000)
Issuance of common stock and warrants for cash	1,200,000	800,000	—	2,000,000

Net cash provided by financing activities	$22,280,000	$22,300,000	$22,894,700	$73,263,232

Net (decrease) increase in cash	(1,538,420)	(7,737,521)	10,232,678	1,140,882
Cash and cash equivalents - beginning of period	2,679,302	10,416,823	184,145	—

Cash and cash equivalents - end of period	$1,140,882	$2,679,302	$10,416,823	$1,140,882

Non-cash investing and financing activities:
Liability incurred for other non-current asset	$721,000	$—	$—	$721,000
Stock and warrants issued for other liabilities, net	$(7,400,000)	$7,500,000	$—	$100,000
Common stock issued for unearned services	$—	$—	$3,150,000	$3,150,000
Issuance of shares for other current asset	$—	$1,200,000	$—	$1,200,000
Return of common stock for other current asset	$(342,000)	$—	$—	$(342,000)
Liability incurred for restricted cash	$—	$2,000,000	$—	$2,000,000

See the accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Note 1 Organization

PetroAlgae Inc. (the “Company”) began its operations through its controlled subsidiary, PA LLC (formerly known as PetroAlgae LLC), on December 19, 2008, as a result of the reverse acquisition described below. PA LLC was formed by XL TechGroup, LLC (“XL Tech”, a related party and its sponsor and parent until December 19, 2008) on September 22, 2006 as a Delaware limited liability company to develop technologies to commercially grow, harvest and process micro-crops. PA LLC is a renewable energy and food company whose primary business model is to license and deploy this technology to large customers who will commercially produce this biomass, which in turn will be processed into three end-products: a carbohydrate-rich solid material suitable as a renewable fuel feedstock, or as animal feed, and a protein supplement for animal feed and potentially human food products.

Reverse Acquisition

In August 2008, XL Tech exchanged certain of its assets, including the equity it held in PA LLC, for the outstanding debt of XL Tech that was held by our principal stockholder. Subsequent to that exchange, our principal stockholder transferred the equity it received and certain related debt to PetroTech Holdings Corp. (“PetroTech”), a holding company controlled by our principal stockholder. In December 2008, PetroTech acquired a shell company that traded on the OTC Bulletin Board and assigned its interest in PA LLC to this shell company, which it then renamed PetroAlgae Inc. As a result of the acquisition, PetroTech became the owner of 100,000,000 shares of common stock of PetroAlgae Inc. which, at the time, represented 99.9% of the total issued and outstanding common stock of PetroAlgae Inc. As the former members of PA LLC control PetroAlgae Inc. after the transaction, the merger was accounted for as a reverse acquisition under which, for accounting purposes, PA LLC is deemed to be the acquirer and PetroAlgae Inc., the legal acquirer, is deemed to be the acquired entity. No goodwill was recognized as PetroAlgae Inc. was a “shell” company. The former shareholders of PetroAlgae Inc. retained an aggregate of 99,586 shares of common stock, which were recorded at par value of $99.

Note 2 Going Concern

The Company is currently in the development stage at December 31, 2010 as it is continuing the development of its product and has not yet recognized any revenues. The Company intends to transition from the development stage to operational status during 2011 depending upon the timing and extent of success achieved in accomplishing its business development milestones. The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has never been profitable and has incurred significant losses and cash flow deficits. For the years ended December 31, 2010, 2009, 2008, and the period from September 22, 2006 (inception) to December 31, 2010, we reported net losses before non-controlling interest of $44.5 million, $36.8 million, $20.2 million, and $111.2 million, respectively, and negative cash flow from operating activities of $22.8 million, $27.6 million, $11.8 million, and $67.3 million, respectively. As of December 31, 2010, the Company has an aggregate accumulated deficit of $98.0 million. The Company anticipates that operations will continue to report losses and negative cash flow during 2011. As a result of these net losses, cash flow deficits, and other factors, there is a substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our non-cash assets of $2.9 million and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities, including common stock and warrants, would be greatly impaired. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. The Company is currently seeking additional funding from its principal shareholder and unrelated third parties. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding, we may be unable to continue in business.

Note 3 Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiary, PA LLC. Non-controlling interests are accounted for based upon the value or cost attributed to their investment adjusted for the share of income or loss that relates to their percentage ownership of the entire Company. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense. Actual results may differ from these estimates.

Revenue Recognition

The Company will begin to record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. To the extent cash is received in advance of the Company’s performance or the availability of rights under a license agreement or such receipts are refundable at the customer’s option, these amounts are reported as deferred revenue.

Cash and Cash Equivalents and Cash Concentration

Cash and cash equivalents include unsecured money market funds and other liquid financial instruments with a maturity of three months or less at the date of purchase. At December 31, 2010 and 2009, the Company had approximately $1.1 million and $2.7 million, respectively, on deposit at a single financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $0.25 million. The Company has not experienced any losses in such accounts.

Restricted Cash

Restricted cash consists of $2.0 million received by the Company related to a license for intellectual property which will be held in escrow until certain actions are taken by the licensee (see Notes 8 and 15). Also included in restricted cash as of December 31, 2010, is $0.3 million escrowed in accordance with the employment agreement for an executive.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010. The respective carrying values of certain financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, accounts payable, and accrued expenses. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate the amounts expected to be received or paid.

The carrying value of the Company’s fixed-rate notes payable-related party approximated their fair value based on the current market conditions for similar debt instruments.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expensed.

Long-Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest permanent impairment. Specifically, senior management of the Company considers in each reporting period the effectiveness of the Company’s significant assets to determine if impairment indicators such as physical deterioration, process change or technological change have resulted in underperformance, obsolescence or a need to replace such assets. The Company groups its assets into three primary categories for this purpose. Due to the nature of the Company’s business, cash flows are not derived from specific asset groups, therefore this grouping is merely to aid the Company’s analysis.

•	Office equipment, including leasehold improvements

•	Demonstration system and engineering equipment

•	Computer software and hardware – applications and networking

The Company does not consider its net loss or cash outflow from operations to be an indicator of asset impairment as such financial results are typical for technology companies that are in the development stage. Rather, management evaluates the state of the technology, its process toward technical and business milestones, and relevant external market factors to ascertain whether a potential impairment has occurred. During the fourth quarter of 2010, the Company identified certain changes in its process development plans that eliminated or changed the need or expected use of certain assets. As a result, an impairment charge of $0.2 million to reduce these assets to their estimated realizable value was recorded as a reduction of property and equipment and an addition to research and development expense. No impairment indicators were noted in either of the years ended December 31, 2009 or 2008 and the Company’s process of monitoring these assets was unchanged during this period.

When the Company identifies an impairment indicator, it measures the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds its best internal estimate of the value of the asset while it remains in use, plus any proceeds expected from the eventual disposal of the impaired asset. Since the Company uses most of its property and equipment to demonstrate its technology to prospective customers and not to generate revenues or cash flows, a cash flow analysis of the categories above or the assets as a whole is not practicable. Instead, a depreciated replacement cost estimate is used for assets still in service and equipment secondary market quotes are obtained for assets planned for disposal. Depreciated replacement cost is determined by contacting vendors of the same or similar equipment or other assets to obtain an estimate of the market price of such assets, and then reducing this amount by a formula derived from the age of the equipment and the typical useful life of that equipment. For assets planned to be disposed, descriptions of the equipment are circulated to a number of purchasers of used machinery and equipment to solicit bids for such assets. The Company’s best estimate of selling price based upon these purchasers’ responses is used to estimate the value of such assets, net of any costs to remove, recondition and/or ship the equipment to the buyer.

Income Taxes

The Company follows Accounting Standards Codification (“ASC”) 740, Income Taxes, for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

As required by ASC 740-10-05, Accounting for Uncertainty in Income Taxes, the Company recognizes the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination. The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. Actual results could differ from these estimates.

PA LLC is organized as a limited liability company under the state law of Delaware. As a limited liability company that has elected to be taxed as a partnership, the Company’s earnings pass through to the members and are taxed at the member level. Accordingly, the income tax provision included in the accompanying consolidated financial statements represents the tax impact to the Company arising from its ownership interest in the operations related to PA LLC.

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

The effect of 2,598,629 and 481,703 weighted average warrants and 1,083,475 and 626,151 weighted average options were not included for the years ended December 31, 2010 and 2009, respectively, as they would have had an anti-dilutive effect. There were no options or warrants outstanding during 2008.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation. This Statement requires that the cost resulting from all stock-based transactions be recorded in the consolidated financial statements. The Statement establishes fair value as the measurement objective in accounting for stock-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for stock-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in stock-based payment transactions. (See Note 11).

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

Fair Value

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial statements nor is the portion effective in 2011 expected to have a material impact.

Note 4 Receivable

In December 2009, the Company entered into a master license and other agreements with Congoo, LLC which was later assigned to Green Science Energy, LLC, its controlled affiliate. The agreements provided for a $4.0 million payment to the Company, of which $2.8 million was received in 2009 and the remaining $1.2 million was recorded as a receivable and was subsequently received in January 2010. There were no receivables outstanding as of December 31, 2010.

Note 5 Property and Equipment

	As of December 31,		Estimated useful lives
	2010	2009
Leasehold improvements	$618,740	$613,863	2-5 years
Furniture and fixtures	89,915	81,716	3-7 years
Automobiles	49,842	62,641	2-4 years
Computer and office equipment	268,426	230,068	1-5 years
Engineering equipment	2,757,086	2,276,908	2-7 years
Software and networking	410,620	388,029	1-5 years

Total cost basis	4,194,629	3,653,225
Less accumulated depreciation	(2,292,952)	(1,416,350)

Total Property and Equipment	$1,901,677	$2,236,875

Depreciation expense was $1.1 million, $1.1 million, $0.3 million, and $2.6 million for the years ended December 31, 2010, 2009, 2008, and the period from September 22, 2006 (inception) to December 31, 2010, respectively. During the fourth quarter of 2010, an impairment charge of $0.2 million was recorded as a reduction of property and equipment and an addition to research and development expense. No impairment charges were recorded for the years ended December 31, 2009 or 2008. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term.

Note 6 Other Non-Current Assets

Other non-current assets consists of legal and accounting costs associated with the Company’s filing of a registration statement with the SEC. If a resulting securities offering is successfully completed, these costs will be reclassified as a reduction of the resulting proceeds when added to paid in capital; otherwise, the costs will be expensed. During the fourth quarter of 2010, the Company performed an analysis of the likely future benefit of these costs and determined that $0.5 million should be expensed during the year ended December 31, 2010 and is included in selling, general and administrative expense on the accompanying consolidated statements of operations.

Note 7 Accrued Expenses

Accrued expenses are comprised of the following components:

	As of December 31,
	2010	2009
Accrued payroll and bonus	$806,860	$606,454
Accrued vacation compensation	$579,810	$651,839
Accrued legal, accounting and engineering fees	$497,265	$134,070
Other accruals	$305,626	$224,828

Total Accrued Expenses	$2,189,561	$1,617,191

Note 8 Other Current Liability

In December 2009, the Company entered into an agreement with Green Science Energy, LLC (the “Licensee”) under which the Company received $2.0 million in exchange for the Licensee’s right to market and sell sub-licenses in Egypt and Morocco. The agreement provided that $2.0 million was to be placed in escrow and held subject to the election at the end of a 13-month period by the Licensee to either (a) continue its marketing and licensing efforts or (b) terminate the agreement, return the rights to PetroAlgae Inc. technology and, in return, receive a refund of the $2.0 million. During 2010, the $2.0 million was reclassified from other liability to other current liability as the 13-month period noted above expired in January of 2011 (see Note 15).

Note 9 Notes Payable – Related Party

During 2007 and 2008, the Company received funding from XL Tech in the form of a note with an interest rate of prime + 2%, with the interest drawing into the note after each month. In January 2008, an option to acquire 2,029,337 membership interests in PA LLC for 30 years at a price of less than one cent each was issued to XL Tech as additional consideration for funding under the note. The issuance of this option has been accounted for as an original issue discount on the related debt in the initial amount of approximately $1.5 million and has been amortized over the original term of the debt. The amortization of this discount of $0.4 million, $0.6 million, $0.5 million, and $1.5 million for the years ended December 31, 2010, 2009, 2008, and the period from September 22, 2006 (inception) to December 31, 2010, respectively, has been included in interest expense in the accompanying consolidated statements of operations.

In August 2008, the note and related option to acquire PA LLC membership interests that was held by XL Tech was acquired by PetroTech.

On July 24, 2009, the Company entered into agreements with its principal stockholder to restructure all of the Company’s loans. The Company, PA LLC, PetroTech, and LV Administrative Services, Inc., as administrative and collateral agent for PetroTech, fully executed an Omnibus Amendment, Joinder and Reaffirmation Agreement, which amended (i) the demand notes issued by PA LLC to PetroTech dated August 21, 2008, September 3, 2008, September 18, 2008 and September 25, 2008 in the aggregate principal amount of $7,222,089, (ii) the convertible demand notes issued by PA LLC to PetroTech dated April 24, 2009 and May 11, 2009 in the aggregate principal amount of $10,000,000, (iii) the demand note issued by PA LLC to Valens US SPV I, LLC in the principal amount of $417,512 dated August 8, 2008, ((iv) the promissory note dated June 12, 2008 issued by PA LLC in favor of XL Tech and assigned to PetroTech in the principal amount of $25,000,000 and (v) a master security agreement dated August 21, 2008 by PA LLC in favor of LV Administrative Services, Inc. on behalf of PetroTech. The Company also delivered an equity pledge agreement and a corporate guaranty in connection with the Omnibus Amendment, Joinder and Reaffirmation Agreement. Principally, the maturity of the loans was changed to the dates below.

During the year ended December 31, 2010, PetroTech funded a total of $15.2 million to PA LLC pursuant to the terms of twelve separate senior secured term notes, all of which are included in the $22.4 million notes payable in the following table. Notes payable consist of the following at December 31, 2010 and 2009:

	As of December 31,
	2010	2009
Note Payable to Valens U.S. SPV I, LLC	$417,512	$417,512
- Interest accrues monthly, at 12% per annum
- Note is due on June 30, 2012
Notes Payable to PetroTech	22,422,089	7,222,089
- Interest accrues monthly, at 12% per annum
- Notes are due on June 30, 2012
Convertible Note Payable to PetroTech	10,000,000	10,000,000
- Interest accrues monthly at 12% per annum
- Note is due on June 30, 2012 if not converted to common shares as described below
Up to $25,000,000 Note Payable to PetroTech	18,823,133	17,849,495
- Interest payable monthly and is drawn into note on a monthly basis at prime + 2% (5.25% at December 31, 2010)
- Note is due on June 30, 2012
- Permits additional draws to fund interest. Maximum balance of this note is limited to $25,000,000
Subtotal	51,662,734	35,489,096
Original Issue Discount	—	(375,000)

Total	$51,662,734	$35,114,096

The notes payable - related party are collectively secured by all of the Company’s assets. The convertible note allows the holder to convert all or any portion of the issued and outstanding principal amount and/or accrued interest and fees then due into shares of common stock at a fixed conversion price of $5.43 per share. As of December 31, 2010, the intrinsic value of this conversion feature was $0.00. The intrinsic value is the difference between the estimated fair value of the Company’s stock and the conversion price.

Each note payable and the related master security agreement and equity pledge and corporate guaranty agreement contain provisions that specify events of default which could lead to acceleration of the maturity of the debt. These provisions prohibit the encumbrance or sale of the Company’s assets and require maintenance and insurance of the assets. The loan agreements do not contain any required financial ratios or similar debt covenants. Generally, an event of default would arise if the Company became insolvent, filed for bankruptcy, allowed a change in control or had unresolved judgments against its assets. Through the date of this annual report, none of these events have occurred.

As of December 31, 2010 and 2009, interest in the amount of $4.8 million and $2.1 million, respectively, was accrued related to the notes payable - related party and is recorded in accrued expenses - related party on the accompanying consolidated balance sheets. During 2010 and 2009, additional accrued interest of $1.0 million and $0.9 million was rolled into the principal balance of the floating-rate note and is recorded in notes payable-related party on the accompanying consolidated balance sheets.

Interest charged to operations on these notes was $4.1 million, $3.2 million, $1.8 million, and $9.5 million during the years ended December 31, 2010, 2009, 2008, and the period from September 22, 2006 (inception) to December 31, 2010, respectively. No interest was capitalized during these periods.

Note 10 Leases

The Company has non-cancellable third-party operating leases for office space and certain land used in its business that expire through 2011. In addition, as of December 31, 2010, XL Tech sub leased office space to PetroAlgae Inc. on a month to month basis, at a current rate of $45,461 per month. This sub-lease was terminated in February 2011 (see Note 15).

The Company does not have any significant step rent, capital improvement, rent concession or other features in its office space or land leases.

Rental expense for all operating leases during 2010, 2009, 2008, and since inception was $0.8 million, $0.8 million, $0.4 million, and $2.1 million, respectively.

Note 11 Stockholders’ (Deficit) Equity

The Company’s equity consists of 300,000,000 shares of $.001 par value common stock, of which 106,933,230 and 106,229,356 shares had been issued and were outstanding as of December 31, 2010 and 2009, respectively. In addition, the Company may issue up to 25,000,000 shares of preferred stock. No preferred stock is outstanding.

Estimation of Common Stock Fair Value

In each reporting period, the Company has determined its best estimate of the fair value of its common stock by considering the following indicators of value:

•

Level 3 valuations based upon a discounted cash flow analysis using inputs which were not externally observable, in this case the Company’s estimate of future cash flows from the Company’s business; and

•	Prices paid in cash for shares of stock or securities units comprised of equity shares and five-year warrants to purchase equity shares; and

•	Over-The-Counter (“OTC”) quotation closing price and related statistics such as trading volume, volatility and recent price ranges.

Level 3 estimated cash flow valuations. The Level 3 fair value estimate of the Company’s equity value applied discounted cash flow valuation techniques to expected future cash flows from the Company’s business as of each valuation date. Key assumptions utilized in determining this fair value estimate include the expected amount and timing of revenue from expected future sales of the Company’s technology along with the associated cost of sales and other operating cash outflows. These cash flows are discounted back to present value using an interest rate consistent with development stage technology companies and the resulting enterprise value is converted to an equity value per outstanding share.

The most significant uncertainty inherent in these calculations is the risk of obtaining and performing the contracts necessary to produce the estimated future revenues. In addition, the risk of collection of amounts that are expected to be due under projected contracts, the risk of unanticipated product development or delivery costs and the risk of increased operating and overhead costs may each cause the estimates of future revenues to vary from the assumptions that are made in these projections, and these variations may be material. Since the Company has not obtained or performed any commercial contracts to date, it does not have historical data on which to base its estimate of future revenues.

The fair value of the shares was estimated using the same Level 3 estimation method the Company used for its other share issuances, which applied valuation techniques to the Company’s expected future cash flow. The fair value of the warrants was estimated using the Black-Scholes valuation model, based on the estimated fair value of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, an expected life equal to the remaining term of the instruments and an estimated volatility of 75.2%.

Because the Level 3 indications of value were able to take into account important information pertaining to the amount, timing and risk of Company cash flows, they were given the most weight in our estimate of share value.

Third party transactions. The Company has completed several private sales of equity shares and securities units comprised of both equity shares and warrants to purchase additional equity shares over the reporting periods. The transactions were completed with both related and unrelated parties in exchange for cash. Given the size of these transactions and the sophisticated nature of the parties involved in their negotiation, these indications of value were given significant weight in the Company’s estimate of share value. However, because most of these transactions were with affiliates, sole or primary reliance was not placed on these values.

OTC Values. Through December 31, 2010, the Company’s common stock was traded on the OTC Bulletin Board. The shares became public through a reverse acquisition and a very small percentage of the issued and outstanding shares are available for active trading since approximately 94% of our outstanding shares are held by our controlling shareholder. Due to the very limited size of our public float and the resulting low trading volume in the Company’s common stock, its public shares are susceptible to unusual swings in price based on very few trades. As a result of these considerations, value indications provided by the OTC Bulletin Board, which are now provided by the OTC Pink Sheets, were given the least weight of the three factors in the Company’s estimate of share value.

Issuance of Common Stock and Warrants

On January 15, 2009, the Company entered into a Stock Purchase Agreement with Engineering Automation and Design Inc., a Nebraska corporation (“EAD”), pursuant to which we issued 151,057 shares of common stock as partial consideration, in advance, for certain services relating to the design, engineering, and construction of facilities for the growth, harvesting and processing of micro-crops for demonstration of our technology to potential customers. In February 2010, EAD returned 106,126 shares of common stock to the Company, which were canceled. The shares earned and retained by EAD under the related agreements were accounted for at their estimated fair value at issuance of approximately $144,678 (44,931 shares at $3.22 fair value per share) and charged to research and development expense. The shares returned in February of 2010, which had an estimated value of $341,726, were included in other current assets at December 31, 2009.

During December 2009, the Company issued approximately 9,500 shares of common stock valued at an estimated fair value of $5.50 per share for legal services.

During December 2009, the Company issued 357,143 units consisting of one share of common stock and a warrant to purchase a share of common stock at $15.00 for a period of five years in exchange for a 30% interest in Green Sciences Energy, LLC, a subsidiary of Congoo, LLC. The units were valued at $8.00 per unit or $2.9 million. The $8.00 fair value per unit was determined based upon contemporaneous issuances of identical units for $8.00 in cash. In addition, the Company used its fair value estimate to allocate the value of the units issued between the fair values of the common stock and warrants of $2.0 million ($5.66 per share) and $0.9 million ($2.34 per warrant), respectively. This allocation indicated that a very small premium (less than 5%) should be attributed to the allocated share price compared to its fair value.

In addition, during December 2009, the Company issued an additional 250,000 warrants exercisable at $8.00 per share for a period of six months and 250,000 warrants exercisable at $15.00 per share for a period of six months. The Company estimated the fair value of the 500,000 additional warrants using the Black-Scholes option pricing model and the same assumptions stated above, resulting in an estimated fair value of the options of $0.2 million. The sum of the estimated fair value of the securities issued was approximately $3.0 million.

From February 12, 2010 to August 6, 2010, the Company sold 797,500 units, each unit consisting of one share of common stock and a warrant to purchase a share of common stock at $15.00 for a period of five years, for $8.00 per unit or $6.4 million as follows:

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

The 687,500 units sold to the affiliate contained share price and warrant exercise price guarantees. The purchase price of the common stock and the exercise price of the warrants would have been adjusted in the event that the Company issued common stock or warrants at a price below $8.00 for common shares or a $15.00 exercise price for warrants for a period of six months from the purchase date. As of December 31, 2010, all of the aforementioned share price guaranty periods have expired and no adjustments were necessary.

On November 1, 2010, in anticipation of his impending employment as President and Chief Operating Officer, the Company issued and sold 12,500 shares of its common stock to this executive at a price of $8.00 per share. The shares contained a put option which gave the executive the option to sell any or all of the shares back to the Company for a purchase price of $8.00 at any time within one year of the original transaction. In accordance with ASC 480-10-25-8, the proceeds are recorded as liabilities related to equity issuance on the accompanying consolidated balance sheets.

Non-controlling Interest and PA LLC Equity Incentive Plan

During 2006, the Company issued 5% of the Class A voting units (1,000,000 units) of PA LLC as partial consideration for a license to certain technology from Arizona Technology Enterprises, LLC (“AzTE”). AzTE was granted anti-dilution rights and was entitled to 5% of the fully diluted capitalization of PA LLC.

On June 2, 2010, the Company entered into an agreement with AzTE that provided for recovery of the 1,000,000 Class A voting units of PA LLC and the cancellation of all existing and future obligations and agreements between the Company and AzTE, in exchange for the return of certain AzTE-licensed technology and a payment of $0.6 million. The Company remitted the payment to AzTE on June 3, 2010 and the units of PA LLC were received and cancelled on June 3, 2010. The return of the Class A voting units of PA LLC effectively nullified the anti-dilution rights that were previously granted to AzTE.

The transaction with AzTE was accounted for as a return or repurchase of equity interests of PA LLC. The Company followed the guidance of ASC 810-10-45-23 and handled changes in the parent’s ownership by adjusting the carrying amount of the controlling and non-controlling interests based on the change in their respective ownership share in the subsidiary. This transaction increased the parent or controlling interest from approximately 82% to approximately 87%, which gave rise to a debit of $1.7 million to paid in capital attributable to PetroAlgae Inc., since PA LLC had a large retained deficit. In addition, the amount paid of $0.6 million was also recorded in paid in capital since it represents the cost to the controlling interest of acquiring a portion of the interest in the subsidiary that it did not previously own. The net effect of this transaction increased shareholders’ deficit attributable to PetroAlgae Inc. by $2.3 million.

PA LLC has an equity compensation plan which allows it to grant employees and consultants awards of profits interests in restricted Class B ownership units (the “Interests”) and is limited to 14% of the total outstanding units.

The Company granted 2,816,471 and 674,500 Interests during 2008 and 2007, respectively, to the majority of its employees as of the date that they began employment with the Company. As of December 31, 2010 and 2009, the granted Interests, net of Interests forfeited and repurchased by the Company, totaled approximately 2.8 million and 2.9 million, respectively, or 13.0% and 12.6%, respectively, of total outstanding units. These Interests give the recipient the right to participate in the income of PA LLC and any distribution that may arise from a liquidity event to the extent that such realized amounts exceed the ownership unit fair value at the date of grant.

The Company determined the fair value of these grants by estimating the proceeds that it may obtain from a range of possible future liquidity events such as a public equity offering or a Company sale. The timing of such liquidity events and the likelihood of their achievement was estimated based upon the information that existed as of the grant or valuation date. The weighted average future cash value was then discounted using a 60% per annum discount rate and the weighted average time from grant or valuation date to the liquidity event. This estimated cash present value was converted to a per share cash value and, based on the structure of the grant, the carrying amount per LLC unit was subtracted to determine the fair value of each of the Interests.

The grants of Interests contain restrictions that allow the Company to repurchase the units for $0.01 per unit until a service period or other condition is met. This restriction is removed over a service period (generally four years) with regard to approximately 2.15 million Interests. For the years ended December 31, 2010, 2009, and 2008, compensation expense related to these Interests was $1.5 million, $2.0 million, and $2.4 million, respectively. For the period from September 22, 2006 (inception) to December 31, 2010, compensation expense related to these Interests was $6.2 million. The related compensation expense is recognized as selling, general and administrative expense or research and development expense depending upon the recipient’s role in the Company. Amounts recognized as selling, general and administrative expense were $0.6 million, $1.1 million, $1.5 million, and $3.2 million for the years ended December 31, 2010, 2009, 2008, and the period from September 22, 2006 (inception) to December 31, 2010, respectively. Amounts recognized as research and development expense were $0.9 million, $0.9 million, $0.9 million, and $3.0 million for the years ended December 31, 2010, 2009, 2008, and the period from September 22, 2006 (inception) to December 31, 2010, respectively. Unrecognized compensation cost related to 256,666 Interests which remain restricted totaled approximately $1.3 million as of December 31, 2010 and is expected to be expensed over the next two years. An aggregate of 111,000, 258,000, 156,000, and 653,000 of these Interests were forfeited during the years ended December 31, 2010, 2009, 2008, and the period from September 22, 2006 (inception) to December 31, 2010, respectively.

Five senior officers were granted an aggregate 1.34 million Interests that are subject to repurchase for $0.01 per unit until a significant liquidity event occurs. Because that condition had not yet been met, these grants were considered contingent and had not been amortized. The amount and nature of the liquidity event was changed in July 2009 from a requirement to obtain $150.0 million of distributions and/or debt repayments to the Company’s principal stockholder to a requirement to obtain $25.0 million of new liquidity for the Company. This change resulted in a $4.6 million increase in the unrecognized compensation expense to $6.0 million.

As of December 31, 2010, the Company’s principal stockholder modified the terms of the grant to remove the right of the Company to repurchase the Interests held by all five officers, causing these grants to be immediately vested. This decision required a revaluation of the Interests held by the officers and immediate recognition of the calculated expense. Based upon current estimates and applying the same discounted cash flow methodology used as of the prior valuation dates, the compensation cost was increased to $11.4 million during the fourth quarter of 2010 and recognized as selling, general and administrative expense ($9.1 million) or research and development expense ($2.3 million) depending upon each officer’s role in the Company.

As of December 31, 2010 and 2009, non-controlling interests collectively owned approximately 13.0% and 17.8%, respectively, of PA LLC, and have absorbed their respective portion of the loss of PA LLC. The amount of loss absorbed was $6.5 million, $6.6 million, and $0.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. The amount of loss absorbed for the period from September 22, 2006 (inception) to December 31, 2010 was $13.2 million.

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

On January 27, 2010, the Company granted its employees 322,000 options, in the aggregate, to purchase common shares at an exercise price of $8.00 per share. The options vest over a period of four years from the employee’s date of hire and expire 10 years from the grant date. The grant date fair value of the options aggregated to $1.1 million and was calculated using the following assumptions determined as of the date of grant: estimated fair value of the common stock of $5.68, expected term of 6.25 years, risk free interest rate of 2.8%, an estimated volatility of 75.2%, and a dividend yield of 0%. The expected term of options granted to employees was based upon the simplified method allowed for “plain vanilla” options as described by SEC SAB No. 107. The fair value will be charged to operations over the remaining vesting periods commencing on the grant date. The weighted average period over which options not vested through December 31, 2010 are expected to vest is 24 months. During the years ended December 31, 2010 and 2009, approximately $0.9 million and $0.6 million, respectively, was charged to operations related to all of these outstanding options. The fair value related to unexercisable stock options as of December 31, 2010 totaled approximately $1.2 million and is expected to be expensed over the next three years.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Balance at December 31, 2008	—	$—	$—
Granted June 2009	1,072,500	$8.50	$2.36
Granted July 2009	45,000	$8.00	$2.54
Forfeited	(200,000)	$(8.50)	$(2.36)

Balance at December 31, 2009	917,500	$8.48	$2.37
Granted January 2010	322,000	$8.00	$3.53
Forfeited	(247,750)	$(8.35)	$(2.63)

Balance at December 31, 2010	991,750	$8.35	$2.68

The weighted average grant date fair value for vested options as of December 31, 2010 and 2009 was $2.59 and $2.36, respectively. The weighted average grant date fair value for unvested options as of December 31, 2010 and 2009 was $2.73 and $2.37, respectively.

The weighted average contractual life of stock options at December 31, 2010 and 2009 was as follows:

	2010	2009
Vested	3.1 yrs	0.1 yrs
Unvested	5.5 yrs	9.4 yrs
Total outstanding	8.7 yrs	9.5 yrs

As of December 31, 2010, a total of 360,708 of the options granted were exercisable and the fair value of such options was $0.9 million. Because the Company has very little history from which to estimate forfeiture of options or grants, it accounts for such forfeitures prospectively, that is, in the period in which they actually occur.

Inputs to both the Interest fair value calculation and the stock option Black-Scholes model are subjective and generally require significant judgment to determine. If, in the future, the Company determines that another method for calculating the fair value of its stock-based compensation is more reasonable, or if another method for calculating these input assumptions is prescribed by authoritative guidance, the fair value calculated for stock-based compensation could change significantly. Regarding stock options, higher volatility and longer expected terms generally result in an increase to stock-based compensation expense determined at the date of grant.

As of December 31, 2010, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0.00 and the aggregate intrinsic value of currently exercisable stock options was $0.00. The intrinsic value of each option share is the difference between the estimated fair value of the Company’s stock and the exercise price of such option.

No stock options have been exercised as of December 31, 2010.

In November 2010, the Company issued one million Stock Appreciation Rights (or “SARs”) to its President and Chief Operating Officer under the 2009 Plan. The vesting of these SARs was tied to continued employment with the Company and the accomplishment of certain milestones.

Note 12 Retirement Plan

Employees of PA LLC may participate in a 401k retirement plan sponsored by the Company. PA LLC will match the contribution made by participating employees up to 4% of their eligible salaries. Matching contributions were $0.2 million, $0.2 million, and $0.1 million during 2010, 2009, and 2008, respectively.

Note 13 Income Taxes

The Company has not recorded any income tax expense or benefit for the years ended December 31, 2010 and 2009 primarily due to our history of operating losses. Because the Company was a limited liability company and passed through its losses to its owners before the reverse acquisition (December 19, 2008), no federal or state tax benefit or provision was reported by the Company for periods before that date.

The reconciliation of income tax benefit at the statutory federal income tax rate of 35% to net income tax benefit for the years ended December 31, 2010 and 2009 is as follows:

	December 31,
	2010	2009
U.S. federal benefit at statutory rate	$(13,383,330)	$(12,887,783)
State income taxes, net of federal benefit	(1,126,723)	(1,243,056)
Nondeductible equity compensation	4,516,310	695,627
Other items	20,215	22,372
Prior year estimate to tax return adjustment	(1,545,110)	—
Increase in valuation allowance	11,518,638	13,412,840

Income tax expense	$—	$—

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows:

	December 31,
	2010	2009
Deferred tax assets
Net operating loss and research and development credit carryforwards	$24,422,274	$14,300,976
Intangibles and fixed assets	8,784,445	9,676,196
Accruals and other items	2,377,281	444,064
Stock-based compensation	582,947	227,073

Total deferred tax assets	36,166,947	24,648,309
Less: valuation allowance	(36,166,947)	(24,648,309)

Net deferred tax assets	$—	$—

At December 31, 2010 and 2009 we had net operating loss carryforwards of approximately $60.4 million and $37.0 million, respectively, available to reduce future taxable income, if any, for federal and state income tax purposes. The net operating loss carryforwards expire between 2028 and 2030, and valuation allowances equal to the full amounts have been provided.

Utilization of the net operating loss carryforwards may be subject to an annual limitation if the Company experiences a tax code defined change in ownership in excess of percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of the net operating loss before utilization.

The Company reviews its deferred tax assets on a regular basis to evaluate their recoverability based upon expected future reversals of deferred tax liabilities, projections of future taxable income, and tax planning strategies that it might employ to utilize such assets, including net operating loss carryforwards. Based on the positive and negative evidence of recoverability, the Company establishes a valuation allowance against the net deferred assets unless it is “more likely than not” that it will recover such assets through the above means. In the future, the Company’s evaluation of the need for the valuation allowance will be significantly influenced by its ability to achieve profitability and its ability to predict and achieve future projections of taxable income.

As required by ASC 740-10-05, Accounting for Uncertainty in Income Taxes, the Company recognizes the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination. The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. Actual results could differ from these estimates. The Company adopted ASC 740-10-05 on January 1, 2007.

The Company has been assessed late filing penalties by the Internal Revenue Service related to the returns for PA LLC for the tax years ended December 31, 2009 and 2008. Accordingly, the Company has recorded an accrual in the amount of $0.05 million in selling, general and administrative expenses for the year ended December 31, 2010. As of January 1, 2009 and December 31, 2009, the Company recorded no liability for uncertain tax positions.

The Company files U.S. and state income tax returns with varying statutes of limitations. Tax years 2007 and forward remain open to examination.

Note 14 Related Party Transactions

During 2008 and the period from September 22, 2006 (inception) to December 31, 2010, the Company paid XL Tech an aggregate of $2.2 million and $4.2 million, respectively, as reimbursement for administrative, executive management, business development, and other services which have been included in selling, general and administrative expense for those periods.

During 2010, 2009, and 2008, the Company incurred rent expense of $0.5 million, $0.5 million, and $0.2 million, respectively, in connection with office space sub-leased from XL Tech on a month-to-month basis.

During December 2008, the Company issued 1,000,000 shares of common stock for consulting services to be performed by a company owned by a board member through December 2010. These consulting services consist of general business and financial consulting and assistance in negotiating sales, financing, and other agreements. The fair value of the shares issued was $3.2 million which was initially recorded as unearned services, a reduction of paid in capital. During 2010, 2009, and 2008, $1.5 million, $1.6 million, and $0.1 million, respectively, was amortized as selling, general and administrative expense.

During 2010, the Company paid approximately $0.1 million for consulting services performed by related parties and affiliates of the Company. No amounts were payable to these parties at December 31, 2010.

Note 15 Subsequent Events

Debt Financing

On January 3, 2011, January 21, 2011, February 11, 2011, February 24, 2011, and March 23, 2011, PetroTech funded $1.2 million, $1.0 million, $1.0 million, $1.2 million, and $1.0 million, respectively, to PA LLC pursuant to the terms of separate senior secured term notes. Each of these notes provide for interest at 12%, which is accrued as a payment-in-kind amount, and are due on June 30, 2012.

Disbursement of Escrowed Funds

In December 2009, the Company entered into an agreement with Green Science Energy, LLC (the “Licensee”) under which the Company received $2.0 million in exchange for the Licensee’s right to market and sell sub-licenses in Egypt and Morocco. In January 2011, the Company received timely notice from the Licensee of its election to surrender these licensing rights and comply with related provisions of the original contract in exchange for return of the $2.0 million it had paid, which the Company had placed in escrow. Accordingly, the $2.0 million was disbursed from escrow to the Licensee in January 2011.

Resignation of Executive Officer

On March 8, 2011, the Company announced the resignation of its President and Chief Operating Officer. In connection with the resignation of this executive officer, the Company entered into a separation agreement under which the Company made a severance payment of $0.3 million in exchange for a general release of all claims against the Company. The severance payment will be recorded as selling, general and administrative expense during the first quarter of 2011. Prior to the resignation of the President and Chief Operating Officer, this executive exercised his right to have the Company repurchase 12,500 shares of common stock for $100,000 that he purchased in November 2010.

Issuance of Options

On January 2, 2011, the Company granted certain employees 623,000 stock options at an exercise price of $8.00 per share. Generally, the options vest over a period of four years from the employee’s date of hire and expire 10 years from the grant date.

Lease Commitment

On March 23, 2011, the Company entered into a lease with an unrelated third-party of 24,000 square feet of headquarters office space in Melbourne, Florida. This three-year lease provides for monthly payments that increase from $20,000 to $28,000 over its term plus an allocated share of any increase in real estate tax, insurance and building maintenance costs. The cost of this lease will be evenly allocated over its 36-month term beginning in the first quarter of 2011.

Market for Common Shares

Effective February 23, 2011, the common stock of the Company became ineligible for quotation on the OTC Bulletin Board due to quoting inactivity pursuant to Rule 15c2-11 under the Securities Exchange Act of 1934, as amended. The Company’s common stock has been moved to OTC Link, which is operated by OTC Markets Group Inc. (formerly known as Pink OTC Markets Inc. or “Pink Sheets”). Quotations for the Company’s common stock can be obtained through the Pink Sheets website (www.pinksheets.com) under the symbol “PALG”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Such system of controls and procedures was designed to obtain reasonable assurance of achieving its control objective. The Company’s management, including its principal executive officer and principal financial officer, has determined that as of December 31, 2010, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with GAAP, and (iii) compliance with applicable laws and regulations. Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Controls

In June 2010, the Company identified material errors in its previously filed consolidated financial statements and, as stated in its 2009 Form 10-K/A filed on August 6, 2010, to correct these errors, also concluded that its system of internal control over financial reporting was not effective as of December 31, 2009. In the second half of 2010, the Company took significant steps to remediate the material weaknesses and the causes of the material errors, including the hiring of accounting personnel with greater technical expertise, the improvement of communications between senior management and the accounting staff regarding complex transactions and the adoption of clear policies and procedures for the estimation of fair value and recording of non-cash equity transactions. These changes, which were implemented in the third and fourth quarters of 2010, strengthened the Company’s system of internal controls and contributed to the elimination of the previously reported material weakness.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

The Company’s management, including its principal executive officer and principal financial officer, does not expect that internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following identifies each of the directors and executive officers of PetroAlgae Inc. *

Name	Age	Positions
John S. Scott	60	Director, Chief Executive Officer and Chairman of the Board

Isaac D. Szpilzinger	62	Director

Sayan Navaratnam	36	Director

David Szostak	55	President, Secretary, Treasurer and Chief Financial Officer

Gregory W. Haskell	53	Executive Vice President – Strategy

Fred G. Tennant	51	Executive Vice President – Business Development

Heinrich Gugger	59	Executive Vice President – Technology

*	Rob Harris resigned as President and Chief Operating Officer of the Company on March 8, 2011.

Set forth below is biographical information with respect to each of the aforementioned individuals.

John S. Scott, Ph.D. has been the Company’s Chief Executive Officer since August 2009 and the Chairman of the Company’s board of directors since December 2008. In 2002, Dr. Scott founded XL Tech and has been its Chief Executive Officer since 2002 and a director since 2004. Since 2008, XL Tech has been an inactive holding company controlled in part by Dr. Scott. Dr. Scott is an entrepreneur and inventor who has founded 11 technology companies within the past 25 years. He was a professor at the Universities of Maryland and Arizona, and a visiting professor at the University of North Carolina. Dr. Scott has published extensively on the development of successful technology enterprises and also lectures at business schools throughout the United States. Dr. Scott has served as a consultant to the United States and various European governments, and was a national research council fellow at NASA. He holds a B.Sc. in physics and astrophysics from Michigan State University and a Ph.D in the astrophysics/physics dual program from the University of Arizona’s Steward Observatory. Dr. Scott’s experience with founding and developing technology companies, along with his academic credentials, enables him to provide important insight and guidance to our management team and board of directors.

Isaac D. Szpilzinger has been a member of the Company’s board of directors since December 2008. He is an attorney in solo private practice licensed in the state of New York. From 1987 to 2006, Mr. Szpilzinger practiced with the law firm of Herzfeld & Rubin, P.C., where he was named a partner in 1994. He began his legal career in

1985 with a clerkship in the New York State Supreme Court, Appellate Division, Second Judicial Department. Mr. Szpilzinger holds a B.S. in Chemistry, cum laude, from Brooklyn College, and an M.A. in Chemistry and an Advanced Certificate in Educational Administration and Supervision from Brooklyn College. He also holds a J.D., cum laude, from New York Law School. Mr. Szpilzinger’s legal expertise and his academic background in the sciences enables him to provide valuable insight and guidance to our board of directors.

Sayan Navaratnam has been a member of the Company’s board of directors since December 2008. Since March 2009, Mr. Navaratnam has been a Senior Managing Director of Laurus Capital Management, LLC and a Senior Managing Director of Valens Capital Management, LLC, entities affiliated with the Company’s principal stockholder. Since 2004, he has been the Chairman of Creative Vistas, Inc. From 2000 to 2003, Mr. Navaratnam was the Chief Operating Officer of ASPRO Technologies Ltd. He currently serves on the board of a number of other privately-held companies. Mr. Navaratnam holds an Honors Double Specialist degree in economics and political science from the University of Toronto. Mr. Navaratnam’s extensive background in technology, finance, operations, expertise in workout situations and experience as the chairman of a public company enables him to make a valuable contribution to our board of directors.

David P. Szostak has been the Company’s Chief Financial Officer since August 2010, the Company’s President, Treasurer and Secretary since December 2008, and the Chief Financial Officer of PA LLC since its inception in 2006. Since 2002, Mr. Szostak has been a director of XL Tech. Since 2008, XL Tech has been an inactive holding company controlled in part by Mr. Szostak. Mr. Szostak, a certified public accountant, began his career in Chicago, Illinois working as an auditor for Laventhol and Horwarth LLP, a large accounting firm. In 1987, he became the Corporate Controller at Extel, Inc., or Extel, a global manufacturer of electronic communication equipment for industry and government. In 1990, when Extel acquired Hetra Computer, Inc., or Hetra, a manufacturer of government specialty computers, Mr. Szostak became Hetra’s Vice President and Chief Financial Officer. In 1993, when XL Vision Inc. or XL Vision, the predecessor company to XL Tech acquired Hetra, Mr. Szostak continued in the same positions with XL Vision. He holds a B.Sc. in finance from Southern Illinois University, with graduate studies at DePaul University.

Gregory W. Haskell has been the Company’s Executive Vice President - Strategy since August 2010. He is responsible for the Company’s corporate strategy. Mr. Haskell joined PA LLC in 2008, as its Vice President - Corporate Development. With over 25 years experience, Mr. Haskell has created, co-founded and built numerous technology companies. In 1993, he co-founded XL Vision and served as its President and Chief Operating Officer. Mr. Haskell was a member of the management team at Internet Capital Group where he served as Managing Director of Operations. In 2001, Mr. Haskell rejoined XL Tech as its President and Chief Operating Officer. Since 2002, Mr. Haskell has also been a director of XL Tech. Since 2008, XL Tech has been an inactive holding company controlled in part by Mr. Haskell. Between 2005 and 2008, Mr. Haskell was the Chief Executive Officer and a director of AgCert International, PLC, an Irish company listed on the London Stock Exchange. In 2007, AgCert International entered into a court-supervised restructuring under Irish law, from which it exited five months later as a company with continuing operations. Prior to XL Tech, Mr. Haskell spent over a decade in various technical and management roles in private industry. Mr. Haskell holds a B.Sc. in engineering and applied mathematics from Iowa State University.

Fred G. Tennant has been the Company’s Executive Vice President - Business Development since August 2010 and has been PA LLC’s Executive Vice President - Business Development since 2007. He is responsible for business development and marketing for PA LLC. Prior to joining the Company, Mr. Tennant was President and Managing Director of Shinkoh Technologies, Inc., a consulting firm specializing in international business development from 1992 to 2007. His earlier experience includes management and marketing positions with Continental Grain Company and the agri-chemicals division of W.R. Grace & Co. Mr. Tennant holds a B.Sc. in agri-business from the University of Arkansas and an MIBA from U.S. International University.

Heinrich Gugger, Ph.D. has been the Company’s Executive Vice President – Technology since August 2010 and has been PA LLC’s Executive Vice President – Technology since December 2009. He is responsible for engineering programs, research and process development as well as the supporting analytical laboratories at PA LLC. He has significant research and development, technology and business management experience in a variety of industries. Dr. Gugger joined XL Tech in 2007 as a serial Chief Executive Officer to lead Quonova, LLC, a subsidiary of XL Tech. During his career, he was the President of Syngenta Crop Protection Inc., an agricultural chemicals and bio-technology business, from 1998 to 2002, and subsequently became the Chief Executive Officer of Paradigm Genetics, Inc., a biotechnology research services company in the area of systems biology, from 2002 to 2005. Dr. Gugger holds a PhD. in chemistry from the University of Bern, Switzerland, and was an IBM World Trade Postdoctoral Fellow in Applied Physics at IBM’s Research Division in San Jose, California.

The following identifies the directors and significant employees of PA LLC. *

Name	Age	Positions
John S. Scott	60	Director, Chief Executive Officer and Chairman of the Board

Isaac D. Szpilzinger	62	Director

Sayan Navaratnam	36	Director

David Szostak	55	Chief Financial Officer

Gregory W. Haskell	53	Vice President – Corporate Development

Fred G. Tennant	51	Executive Vice President – Business Development

Heinrich Gugger	59	Executive Vice President – Technology

*	Ottmar Dippold resigned as Chief Executive Officer, Asia Division of PA LLC on January 13, 2011. Jim McCreary resigned as Chief Operating Officer of PA LLC on March 4, 2011. Rob Harris resigned as President and Chief Operating Officer of PA LLC on March 8, 2011.

Board of Directors and Officers

Four meetings of the board of directors were held in the last fiscal year. Each director is elected until the next annual meeting of the registrant and until his or her successor is duly elected and qualified or until his or her earlier resignation or removal in accordance with our certificate of incorporation and by-laws. Officers are elected by, and serve at the discretion of, the board of directors. The board of directors may also appoint additional directors up to the maximum number permitted under the Company’s by-laws. A director so chosen or appointed will hold office until the next annual meeting of stockholders.

Committees of the Board of Directors

The Company does not have standing audit, nominating or compensation committees, or committees performing similar functions. The Company’s board of directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by its board of directors. Therefore, all directors participate in nominations and decisions relating to determination of compensation.

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

The following tables set forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as PA LLC’s principal executive officers during the last three completed fiscal years, and all non-cash compensation awarded to those same individuals as of December 31, 2010.

Name and Principal Position	Fiscal year	Salary		Bonus	Stock Awards (2)	Option Awards	Total Compensation
John S. Scott	2008	$451,923		$99,375	$3,576,000	$—	$4,127,298
Chairman of the Board	2009	477,404	(1)	—	—	—	477,404
and CEO	2010	485,592	(1)	—	—	—	485,592
David P. Szostak	2008	$271,154		$59,625	$1,206,900	$—	$1,537,679
Chief Financial Officer	2009	225,000	(1)	—	—	—	225,000
	2010	225,298	(1)	—	—	—	225,298
Rob Harris (7)	2008	$—		$—	$—	$—	$—
President and Chief	2009	—		—	—	—	—
Operating Officer	2010	34,660	(4)	25,000	—	—	59,660
Gregory W. Haskell	2008	$115,385	(1)	$35,329	$—	$—	$150,714
Vice President -	2009	270,058		—	—	472,000	742,058
Corporate Development	2010	273,070	(1)	20,000	—	—	293,070
Heinrich Gugger	2008	$230,000		$—	$—	$—	$230,000
Executive Vice	2009	88,684		—	—	—	88,684
President - Technology	2010	181,372		—	—	529,500	710,872
Fred G. Tennant	2008	$150,385		$27,030	$276,500	$—	$453,915
Executive Vice	2009	206,154		—	—	—	206,154
President - Business Development	2010	212,076		—	—	—	212,076
Ottmar Dippold(5) (7)	2008	$233,077		$68,900	$2,421,069	$—	$2,723,046
	2009	276,385	(1)	—	—	—	276,385
	2010	223,186	(1)	25,500	—	—	248,686
Jim McCreary(6) (7)	2008	$200,000		$53,000	$809,200	$—	$1,062,200
	2009	215,385		—	—	—	215,385
	2010	222,076		—	—	—	222,076

The following table sets forth information with respect to equity awards in PA LLC held by PA LLC’s principal executive officers at December 31, 2010.

Name	Unvested Units	Vested Units (3)	Total Unit Awards (2)
John Scott	—	800,000	800,000
David Szostak	—	270,000	270,000
Rob Harris	—	—	—
Gregory W. Haskell	—	—	—
Heinrich Gugger	—	—	—
Fred G. Tennant	25,000	75,000	100,000
Ottmar Dippold	—	418,870	418,870
Jim McCreary	70,000	70,000	140,000

(1)

Includes certain amounts that, upon mutual agreement between PA LLC and the executive officers, have been withheld. The aggregate amount is approximately $80,000 and $363,000 for 2009 and 2010, respectively, for the officers referenced above.

(2)

Incentive equity awards in PA LLC are in the form of restricted units. When granted, the units are subject to repurchase by PA LLC. Based upon either a service period or the accomplishment of a liquidity event, the right of PA LLC to repurchase these units is removed.

(3)	Employees holding Class B Membership Units that are not subject to repurchase by the Company will be able to exchange their equity interests for PetroAlgae Inc. common stock.
(4)	Mr. Harris was appointed President and Chief Operating Officer effective November 15, 2010.
(5)	For the periods presented, Mr. Dippold was an executive officer of PA LLC. As of December 31, 2010, he is responsible for our Asia Division.
(6)	For the periods presented, Mr. McCreary was an executive officer of PA LLC. As of December 31, 2010, he is responsible for certain operational and deployment activities.
(7)	During the first quarter of 2011, these executives separated from the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the number and percentage of shares of the Company’s common stock owned of record and beneficially by each director and each officer of the Company, and by each person beneficially owning more than five (5%) percent of any class of the common stock, as of December 31, 2010. Except as otherwise noted, the address of the referenced individual is c/o PetroAlgae Inc., 1901 S. Harbor City Boulevard, Suite 300, Melbourne, FL 32901.

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

Name	Title of Stock Class	Beneficial Ownership	Percent of Class (4)
5% Holders
PetroTech Holdings Corp. (1) c/o Laurus Capital Management, LLC 335 Madison Avenue 10th Floor New York, New York 10017	Common Stock	100,000,000	93.5%
Officers and Directors
Sayan Navaratnam (2)	Common Stock	1,000,000	0.94%
John Scott (2)	Common Stock	—	—
Isaac Szpilzinger (2)	Common Stock	—	—
David Szostak (3)	Common Stock	—	—
Rob Harris (3)	Common Stock	12,500	0.01%
All Directors and Officers as a Group (5 persons)	Common Stock	1,012,500	0.95%

(1)	PetroTech Holdings Corp. (“PetroTech”) is owned by Valens U.S. SPV I, LLC, a Delaware limited liability company (“Valens U.S.”), Valens Offshore SPV I, Ltd., a Cayman Islands limited company (“Valens SPV I”), Valens Offshore SPV II, Corp., a Delaware corporation (“Valens SPV II”), Laurus Master Fund, Ltd. (In Liquidation), a Cayman Islands limited company (the “Fund”), Calliope Capital Corporation, a Delaware corporation (“CCC”) and PSource Structured Debt Limited, a Guernsey company (“PSource”). The Fund, CCC and PSource are each managed by Laurus Capital Management, LLC, a Delaware limited liability company (“LCM”). Valens U.S., Valens SPV I and Valens SPV II are each managed by Valens Capital Management, LLC (“VCM”). Eugene Grin and David Grin, through other entities, are the controlling principals of LCM and VCM and share sole voting and investment power over all securities of the Company held by PetroTech. Eugene Grin and David Grin disclaim beneficial ownership of the securities of the Company held by PetroTech, except to the extent of such person’s pecuniary interest in PetroTech, if any.
(2)	Indicates director.
(3)	Indicates officer.
(4)	The percentage of common stock is calculated based upon 106,933,230 shares issued and outstanding as of December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

1. Sublease from XL TechGroup, Inc.

As of December 31, 2010, PA LLC subleased space from XL TechGroup, Inc. (“XL Tech”), on a month to month basis, at a current rate of $45,461 per month. Messrs. Scott and Szostak serve as directors and/or executive officers of both XL Tech and PA LLC. XL Tech founded and developed PA LLC from its inception.

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

3. Issuance of Shares to Entities Affiliated with Principal Shareholder

On May 6, April 7, and March 1, 2010, and October 9, September 29, September 14, September 4, and August 28, 2009, in private placement transactions exempt from the registration requirements of the Securities Act pursuant to the exemption afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, the Company issued and sold, in the aggregate, (i) 686,625 shares of common stock to Valens U.S. SPV I, LLC for the purchase price of $8.00 per share, and warrants to purchase 686,625 shares of the Company’s common stock at an exercise price of $15.00 per share and (ii) 563,375 shares of common stock to Valens Offshore SPV I, Ltd. for the purchase price of $8.00 per share, and warrants to purchase 563,375 shares of the Company’s common stock at an exercise price of $15.00 per share. The Company used the proceeds of these private placements to fund the working capital needs of PA LLC.

4. Support Agreement

The Company intends to enter into a Support Agreement with Valens Capital Management, LLC (“VCM”) that would provide a framework by which the Company would benefit from the expertise, knowledge, and experience of VCM, and, in particular, certain of its executives. VCM is part of the group of entities that controls PetroTech.

5. Sharing Agreement

PetroTech and XL Tech are parties to a letter agreement, dated August 15, 2008, whereby PetroTech agreed it would pay XL Tech fifteen percent (15%) of dividend or distribution amounts that would otherwise be paid to holders of common stock of PetroTech following the payment of (a) the full amount of any PetroTech preferred stock liquidation preference and all accrued dividends thereon and (b) the aggregate amount of all liabilities of PetroTech owing to Laurus Master Fund, Ltd., Valens Offshore SPV I, Ltd., Valens U.S. SPV I, LLC, Valens U.S. SPV I, Ltd., PSource Structured Debt Limited and all of their respective subsidiaries and affiliates (collectively, the “Lenders”) and/or to any other person or entity (which amounts in (a) and (b) are limited, in the aggregate, to 104,822,963.25), plus the amount of debt or equity financing provided to DX Tech, LLC, an affiliate of XL Tech, and PA LLC by the Lenders or any other entity in development of DX Tech, LLC’s and/or PA LLC’s respective businesses.

6. Director Independence

None of the Company’s directors are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by Grant Thornton LLP, the independent registered public accounting firm engaged by the Company in 2010 to audit its consolidated financial statements. The table also presents fees for professional services rendered by predecessor firms, Stark Winter Schenkein & Co., LLP and Kingery & Crouse, PA, for the audit of the Company’s annual consolidated financial statements.

	2010	2009
Audit fees (1)	$582,290	$50,700
Audit-related fees (2)	—	—
Tax fees (2)	—	—
All other fees (2)	—	—

Total	$582,290	$50,700

(1)	Audit fees were principally for audit work performed on the annual consolidated financial statements as well as review of the Company’s interim consolidated financial statements included in Form 10-Q.
(2)	None of the firms provided any services in this category during the periods presented.

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

Prior to the engagement of the independent registered public accounting firm for next year’s audit, management will submit a list of services and related fees expected to be rendered during that year within each of four categories of services to the Board of Directors for approval.

1. Audit services include audit and review services performed on the consolidated financial statements, including work performed in connection with registration statements such as issuance of comfort letters.

2. Audit-Related services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including employee benefit plan audits and due diligence related to mergers and acquisitions.

3. Tax services include all services, except those services specifically related to the audit of the consolidated financial statements, performed by the independent registered public accounting firm’s tax personnel, including tax analysis; assisting with the coordination of execution of tax-related activities, primarily in the area of corporate development; and tax compliance and reporting.

4. All Other services are those services not captured in the audit, audit-related or tax categories. The Company generally does not request such services from the independent registered public accounting firm.

Prior to any engagement, the Board of Directors of the Company pre-approves independent public accounting firm services within each category and the fees for each category are budgeted. The Board of Directors of the Company requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Board of Directors of the Company requires specific pre-approval before engaging the independent registered public accounting firm.

The Board of Directors of the Company may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Board of Directors of the Company at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements. The following consolidated financial statements, related notes, report of independent registered public accounting firm and supplementary data are incorporated by reference into Item 8 of Part II of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statements of Changes in Stockholders’ Deficit

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

15(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or because the information is provided elsewhere in the consolidated financial statements.

15(a)(3) Exhibits. These exhibits are available upon request. Requests should be directed to the Investor Relations Department at PetroAlgae Inc., 1901 S. Harbor City Blvd., Suite 300, Melbourne, FL 32901, telephone: 321-409-7500, email: investorrelations@petroalgae.com.

3.1	Restated Certificate of Incorporation of PetroAlgae Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s annual report on Form 10-K, filed March 31, 2009)

3.2	Bylaws of PetroAlgae Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K, filed March 31, 2009)

*4.1	Form of Warrant

*4.2	Warrant, dated June 29, 2010, with CNW Investment Company LLC

4.3	Warrant, dated May 5, 2010, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 4.6 to the registrant’s quarterly report on Form 10-Q, filed May 17, 2010)

4.4	Warrant, dated May 5, 2010, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 4.5 to the registrant’s quarterly report on Form 10-Q, filed May 17, 2010)

4.5	Warrant, dated April 7, 2010, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 4.4 to the registrant’s quarterly report on Form 10-Q, filed May 17, 2010)

4.6	Warrant, dated April 7, 2010, with Valens U.S. SPV I, LLC. (incorporated by reference to Exhibit 4.3 to the registrant’s quarterly report on Form 10-Q, filed May 17, 2010)

4.7	Warrant, dated March 1, 2010, with Valens Offshore SPV Ltd. (incorporated by reference to Exhibit 4.1 to the registrant’s annual report on Form 10-K, filed March 31, 2010)

4.8	Warrant, dated March 1, 2010, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 4.2 to the registrant’s annual report on Form 10-K, filed March 31, 2010)

*4.9	Warrant, dated March 10, 2010, with Crale Realty LLC

4.10	Warrant, dated December 24, 2009, with Green Science Energy LLC (incorporated by reference to Exhibit 4.3 to the registrant’s annual report on Form 10-K, filed March 31, 2010)

4.11	Warrant, dated October 9, 2009, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.12	Warrant, dated October 9, 2009, with Valens Offshore SPV Ltd. (incorporated by reference to Exhibit 10.8 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.13	Warrant, dated October 9, 2009, with Green Alternative Energy USA, LLC (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q, filed November 15, 2009)

4.14	Warrant, dated September 29, 2009, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.10 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.15	Warrant, dated September 29, 2009, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 10.12 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.16	Warrant, dated September 14, 2009, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.14 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.17	Warrant, dated September 14, 2009, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 10.16 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.18	Warrant, dated September 4, 2009, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.18 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.19	Warrant, dated September 4, 2009, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 10.20 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.20	Warrant, dated August 28, 2009, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.22 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.21	Warrant, dated August 28, 2009, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 10.24 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

10.1	2009 Equity Compensation Plan (incorporated by reference to Exhibit 4 of the registrant’s registration on Form S-8 filed with the Securities and Exchange Commission on June 17, 2009)

*10.2	Form of Securities Purchase Agreement

*10.3	Securities Purchase Agreement, dated June 29, 2010, with CNW Investment Company LLC

10.4	Securities Purchase Agreement, dated May 5, 2010, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q, filed May 17, 2010)

10.5	Securities Purchase Agreement, dated May 5, 2010, with Valens U.S. SPV I, LLC. (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q, filed May 17, 2010)

10.6	Securities Purchase Agreement, dated April 7, 2010, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q, filed May 17, 2010)

10.7	Securities Purchase Agreement, dated April 7, 2010, with Valens U.S. I, LLC. (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q, filed May 17, 2010)

10.8	Securities Purchase Agreement, dated March 1, 2010, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s annual report on Form 10-K, filed March 31, 2010)

10.9	Securities Purchase Agreement, dated March 1, 2010, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K, filed March 31, 2010)

*10.10	Securities Purchase Agreement, dated March 1, 2010, with Crale Realty LLC

10.11	Securities Issuance Agreement, dated December 24, 2009, with Green Science Energy LLC (incorporated by reference to Exhibit 10.4 to the registrant’s annual report on Form 10-K, filed March 31, 2010)

10.12	Master License Agreement, dated December 24, 2009, between PA LLC and Congoo, LLC (incorporated by reference to Exhibit 10.5 to the registrant’s annual report on Form 10-K, filed March 31, 2010)

10.13	Option Agreement, dated December 24, 2009, between PA LLC and Congoo, LLC (incorporated by reference to Exhibit 10.6 to the registrant’s annual report on Form 10-K, filed March 31, 2010)

10.14	Securities Purchase Agreement, dated October 19, 2009, with UBS AG (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

10.15	Securities Purchase Agreement, dated October 9, 2009, with Green Alternative Energy USA, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

10.16	Securities Purchase Agreement, dated October 9, 2009, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

10.17	Securities Purchase Agreement, dated October 9, 2009, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

10.18	Securities Purchase Agreement, dated September 29, 2009, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.9 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

10.19	Securities Purchase Agreement, dated September 29, 2009, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 10.11 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

10.20	Securities Purchase Agreement, dated September 14, 2009, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.13 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

10.21	Securities Purchase Agreement, dated September 14, 2009, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 10.15 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

10.22	Securities Purchase Agreement, dated September 4, 2009, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.17 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

10.23	Securities Purchase Agreement, dated September 4, 2009, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 10.19 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

10.24	Securities Purchase Agreement, dated August 28, 2009, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.21 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

10.25	Amended and Restated Master Security Agreement, dated July 28, 2009, among PA LLC and PetroAlgae Inc. in favor of LV Administrative Services, Inc. for the benefit of PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.26	Joinder Agreement, dated July 28, 2009, by PetroAlgae Inc. and PA LLC and delivered to LV Administrative Services, Inc., as administrative and collateral agent for PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.27	Equity Pledge Agreement, dated July 28, 2009, among PetroAlgae Inc. and LV Administrative Services, Inc., as administrative and collateral agent for PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.28	PetroAlgae Inc. Guaranty, dated July 28, 2009 (incorporated by reference to Exhibit 10.8 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.29	Omnibus Amendment, Joinder and Reaffirmation Agreement, dated July 28, 2009, among PetroAlgae Inc., PA LLC and LV Administrative Services, as administrative and collateral agent for Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.9 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.30	Second Amended and Restated Term Note, dated July 28, 2009, in the principal amount of $417,511.92, issued by PA LLC to Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.10 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.31	Amended and Restated Master Security Agreement, dated July 28, 2009, among PA LLC and PetroAlgae Inc. in favor of LV Administrative Services, Inc. for the benefit of Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.11 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.32	Joinder Agreement, dated July 28, 2009, by PetroAlgae Inc., PA LLC and PetroTech Holdings Corp. and delivered to LV Administrative Services, Inc., as administrative and collateral agent for Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.12 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.33	Second Amended and Restated Secured Term Note, dated July 28, 2009, in the principal amount of $7,222,089, issued by PA LLC to PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.34	Omnibus Amendment, Joinder and Reaffirmation Agreement, dated July 28, 2009, by and among PetroAlgae Inc., PA LLC and LV Administrative Services, Inc., as administrative and collateral agent for PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.35	Amended and Restated Secured Convertible Note, dated July 28, 2009, in the principal amount of $10,000,000, issued by PA LLC to PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.36	Letter Agreement, dated May 12, 2009, with PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q, filed May 15, 2009)

10.37	Amendment One to Master License Agreement, dated April 30, 2009, by and between PA LLC and GTB Power Enterprise, Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q, filed May 15, 2009)

10.38	Side Letter to Master License Agreement, dated March 5, 2009, between PA LLC and GTB Power Enterprise, Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q, filed May 15, 2009)

10.39	Master License Agreement, dated March 5, 2009, by and between PA LLC and GTB Power Enterprise, Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q, filed May 15, 2009)

10.40	Stock Purchase Agreement, dated January 15, 2009, between PetroAlgae Inc. and Engineering Automation and Design, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q, filed May 15, 2009)

10.41	Demand Note, dated December 26, 2008, in the principal amount of $10,000,000, issued by PA LLC to PetroAlgae Inc. (incorporated by reference to Exhibit 10 to the registrant’s current report on Form 8-K, filed January 6, 2009)

10.42	Consulting Agreement, dated December 19, 2008, between PetroAlgae Inc. and Nationwide Solutions Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K, filed December 29, 2008)

10.43	Substitute Membership Agreement, dated December 19, 2008, between PetroTech Holdings Corp. and PetroAlgae Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K, filed December 29, 2008)

10.44	Consent Agreement, dated September 24, 2008, made by Arizona Sciences and Technology Enterprises, LLC (incorporated by reference to Exhibit 10.7 to the registrant’s annual report on Form 10-K, filed March 31, 2009)

10.45	License Agreement, dated September 18, 2008, by and between Arizona Sciences and Technology Enterprises, LLC and PA LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K, filed March 31, 2009)

10.46	Consent Agreement, dated August 14, 2008, by and among Arizona Sciences and Technology Enterprises, LLC, PA LLC, LV Administrative Services, Inc. and PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K, filed December 29, 2008)

10.47	Promissory Note, dated June 12, 2008, in the principal amount of $25,000,000, issued by PA LLC to XL TechGroup, Inc. and assigned to PetroTech Holdings Corp., as amended by the Omnibus Amendment, Joinder and Reaffirmation Agreement, dated July 28, 2009, by and among PetroAlgae Inc., PA LLC and LV Administrative Services, Inc., as administrative and collateral agent for PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

*10.48	Secured Term Note, dated March 23, 2011, in the principal amount of $1,000,000, issued by PA LLC to PetroTech Holdings, Corp.

*10.49	Secured Term Note, dated February 24, 2011, in the principal amount of $1,200,000, issued by PA LLC to PetroTech Holdings, Corp.

*10.50	Secured Term Note, dated February 11, 2011, in the principal amount of $1,000,000, issued by PA LLC to PetroTech Holdings, Corp.

*10.51	Secured Term Note, dated January 21, 2011, in the principal amount of $1,000,000, issued by PA LLC to PetroTech Holdings, Corp.

*10.52	Secured Term Note, dated January 3, 2011, in the principal amount of $1,225,000, issued by PA LLC to PetroTech Holdings, Corp.

*10.53	Secured Term Note, dated December 10, 2010, in the principal amount of $2,200,000, issued by PA LLC to PetroTech Holdings, Corp.

*10.54	Secured Term Note, dated November 19, 2010, in the principal amount of $1,100,000, issued by PA LLC to PetroTech Holdings, Corp.

10.55	Secured Term Note, dated November 10, 2010, in the principal amount of $1,100,000, issued by PA LLC to PetroTech Holdings, Corp. (incorporated by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q, filed November 12, 2010)

10.56	Secured Term Note, dated October 22, 2010, in the principal amount of $1,200,000, issued by PA LLC to PetroTech Holdings, Corp. (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q, filed November 12, 2010)

10.57	Secured Term Note, dated October 4, 2010, in the principal amount of $1,000,000, issued by PA LLC to PetroTech Holdings, Corp. (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q, filed November 12, 2010)

10.58	Secured Term Note, dated September 17, 2010, in the principal amount of $1,000,000, issued by PA LLC to PetroTech Holdings, Corp. (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q, filed November 12, 2010)

10.59	Secured Term Note, dated September 7, 2010, in the principal amount of $1,100,000, issued by PA LLC to PetroTech Holdings, Corp. (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q, filed November 12, 2010)

10.60	Secured Term Note, dated August 18, 2010, in the principal amount of $1,100,000, issued by PA LLC to PetroTech Holdings, Corp. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q, filed November 12, 2010)

10.61	Secured Term Note, dated August 4, 2010, in the principal amount of $1,000,000, issued by PA LLC to PetroTech Holdings, Corp. (incorporated by reference to Exhibit 10.8 to the registrant’s quarterly report on Form 10-Q, filed August 16, 2010)

10.62	Secured Term Note, dated July 19, 2010, in the principal amount of $1,000,000, issued by PA LLC to PetroTech Holdings, Corp. (incorporated by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q, filed August 16, 2010)

10.63	Secured Term Note, dated July 19, 2010, in the principal amount of $1,100,000, issued by PA LLC to PetroTech Holdings, Corp. (incorporated by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q, filed August 16, 2010)

10.64	Secured Term Note, dated May 27, 2010, in the principal amount of $2,300,000, issued by PA LLC to PetroTech Holdings, Corp. (incorporated by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q, filed August 16, 2010)

10.65	Separation Agreement, dated March 8, 2011, by and among Robert Harris, PA LLC and PetroAlgae Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed March 14, 2011)

10.66	Amended and Restated Limited Liability Company Agreement of PA LLC, dated February 16, 2007 (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K, filed December 29, 2008)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s annual report on Form 10-K, filed March 31, 2009)

21	Subsidiary of the Registrant (incorporated by reference to Exhibit 21 to the registrant’s annual report on Form 10-K, filed March 31, 2010)

*31.1	Rule 13a-14(a) Certification by the Principal Executive Officer

*31.2	Rule 13a-14(a) Certification by the Principal Financial Officer

*32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Letter Agreement, date August 15, 2008, between PetroTech Holdings Corp. and XL TechGroup, Inc. (incorporated by reference to Exhibit 99.1 to the registrant’s annual report on Form 10-K, filed March 31, 2010)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2011

PETROALGAE INC.

By:	/s/ JOHN S. SCOTT
Name:	John S. Scott
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID P. SZOSTAK
Name:	David P. Szostak
Title:	President
(Principal Accounting Officer and Principal Financial Officer)