Form 10-Q
period 2011-03-31
PetroAlgae Inc.
filed 2011-05-13
CIK 927472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 0-24836

PetroAlgae Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0301060
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1901 S. Harbor City Blvd., Suite 600 Melbourne, FL	32901
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock as of May 13, 2011 was 106,920,730, all of one class.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$689,473	$1,140,882
Restricted cash	—	2,325,000
Prepaid expenses	124,697	102,016

Total current assets	814,170	3,567,898
Property and equipment	4,445,251	4,194,629
Accumulated depreciation	(2,537,215)	(2,292,952)

Net property and equipment	1,908,036	1,901,677
Deposits	74,814	24,814
Other non-current assets	830,375	830,375

Total assets	$3,627,395	$6,324,764

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,359,602	$1,569,715
Accrued expenses	1,623,448	2,189,561
Accrued expenses - related party	5,885,894	4,807,135
Deferred revenue	500,000	500,000
Liabilities related to equity issuance	—	100,000
Other current liability	—	2,000,000

Total current liabilities	9,368,944	11,166,411
Deferred rent	10,780	—
Notes payable - related party	57,335,498	51,662,734

Total liabilities	66,715,222	62,829,145
Stockholders’ deficit:
Preferred stock - $.001 par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $.001 par value, 300,000,000 shares authorized; 106,920,730 and 106,933,230 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	106,921	106,933
Paid in capital	38,311,755	37,823,248
Deficit accumulated during the development stage	(105,000,370)	(98,022,859)

PetroAlgae Inc. stockholders’ deficit	(66,581,694)	(60,092,678)
Non-controlling interest	3,493,867	3,588,297

Total stockholders’ deficit	(63,087,827)	(56,504,381)

Total liabilities and stockholders’ deficit	$3,627,395	$6,324,764

See the accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		For the Period From September 22, 2006 (Inception) Through March 31,
	2011	2010	2011
Revenue	$—	$—	$—
Costs and expenses:
Selling, general and administrative	2,715,268	3,776,108	53,381,697
Research and development	3,726,981	3,822,796	52,195,978
Interest expense—related party	1,327,299	909,889	10,810,357
Depreciation	246,256	258,706	2,836,745

Total costs and expenses	8,015,804	8,767,499	119,224,777

Net loss before non-controlling interest	(8,015,804)	(8,767,499)	(119,224,777)
Net loss attributable to non-controlling interest	1,038,293	1,560,614	14,224,407

Net loss attributable to PetroAlgae Inc.	$(6,977,511)	$(7,206,885)	$(105,000,370)

Basic and diluted common shares outstanding	106,920,730	106,275,826

Basic and diluted loss per share	$(0.07)	$(0.07)

See the accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficit

Period From Inception (September 22, 2006) to March 31, 2011

(Unaudited)

	Common Stock Shares	Amount	Paid in Capital	Non-Controlling Interest	Deficit Accumulated During the Development Stage	Total

Shares issued at inception for cash	100,000,000	$100,000	$388,532	$—	$—	$488,532
Net loss	—	—	—	—	(1,410,724)	(1,410,724)

Balance—December 31, 2006	100,000,000	$100,000	$388,532	$—	$(1,410,724)	$(922,192)

Amortization of PA LLC interests to employees	—	—	276,986	—	—	276,986
Net loss	—	—	—	—	(8,346,378)	(8,346,378)

Balance—December 31, 2007	100,000,000	$100,000	$665,518	$—	$(9,757,102)	$(8,991,584)

Amortization of PA LLC interests to employees	—	—	2,240,041	200,000	—	2,440,041
Shares issued for cash	3,174,603	3,175	9,996,825	—	—	10,000,000
Shares issued for unearned services	1,000,000	1,000	(1,000)	—	—	—
Amortization of unearned services	—	—	43,750	—	—	43,750
Issuance of option as additional consideration for debt	—	—	1,453,000	—	—	1,453,000
Reverse merger	99,586	99	—	—	—	99
Loss attributable to non-controlling interest	—	—	—	(162,400)	—	(162,400)
Net loss	—	—	—	—	(19,987,850)	(19,987,850)

Balance—December 31, 2008	104,274,189	$104,274	$14,398,134	$37,600	$(29,744,952)	$(15,204,944)

Shares issued for services	160,524	160	537,652	—	—	537,812
Shares issued for cash	500,000	500	3,999,500	—	—	4,000,000
Shares issued with purchase price guaranty	937,500	938	(938)	—	—	—
Shares and warrants issued for other current assets	357,143	357	3,017,787	—	—	3,018,144
Amortization of PA LLC interests to employees	—	—	—	1,987,552	—	1,987,552
Amortization of options issued to employees	—	—	588,653	—	—	588,653
Amortization of unearned services	—	—	1,575,000	—	—	1,575,000
Loss attributable to non-controlling interest	—	—	—	(6,554,358)	—	(6,554,358)
Net loss	—	—	—	—	(30,267,878)	(30,267,878)

Balance—December 31, 2009	106,229,356	$106,229	$24,115,788	$(4,529,206)	$(60,012,830)	$(40,320,019)

Return of common stock for other current asset	(106,126)	(106)	(341,620)	—	—	(341,726)
Shares issued for cash	810,000	810	6,479,190	—	—	6,480,000
Shares issued with put option or purchase price guaranty, net of purchase price guaranty expirations	—	—	7,400,000	—	—	7,400,000
Amortization of PA LLC interests to employees	—	—	(794)	12,903,744	—	12,902,950
Amortization of options issued to employees	—	—	922,549	—	—	922,549
Amortization of unearned services	—	—	1,531,250	—	—	1,531,250
Loss attributable to non-controlling interest	—	—	—	(6,469,356)	—	(6,469,356)
PA LLC units returned for surrendered technology license	—	—	(2,283,115)	1,683,115	—	(600,000)
Net loss	—	—	—	—	(38,010,029)	(38,010,029)

Balance—December 31, 2010	106,933,230	$106,933	$37,823,248	$3,588,297	$(98,022,859)	$(56,504,381)

Put option exercised by former executive	(12,500)	(12)	12	—	—	—
Amortization of PA LLC interests to employees	—	—	(95)	943,863	—	943,768
Amortization of options issued to employees	—	—	488,590	—	—	488,590
Loss attributable to non-controlling interest	—	—	—	(1,038,293)	—	(1,038,293)
Net loss	—	—	—	—	(6,977,511)	(6,977,511)

Balance—March 31, 2011	106,920,730	$106,921	$38,311,755	$3,493,867	$(105,000,370)	$(63,087,827)

See the accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		For the Period From September 22, 2006 (Inception) Through March 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(8,015,804)	$(8,767,499)	$(119,224,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount	—	140,500	1,453,000
Amortization of Company options	488,590	382,854	1,999,792
Amoritization of unearned services	—	393,750	3,150,000
Amortization of PA LLC interests to employees	943,768	490,323	18,551,297
Expenses paid and interest added to notes payable—related party	247,764	235,300	10,597,247
Expenses paid by issuance of common stock	—	—	1,214,230
Depreciation	246,256	258,706	2,836,745
Impairment loss	—	—	179,099
Loss on disposition of equipment	2,694	—	192,290
Write-off of other non-current assets	—	—	456,389
Decrease in restricted cash	325,000	—	—
(Increase) decrease in prepaid expenses	(22,681)	32,433	(144,311)
(Increase) in deposits	(50,000)	—	(55,200)
(Increase) in other non-current assets	—	—	(109,720)
(Decrease) increase in accounts payable	(210,113)	191,410	291,305
Increase in accrued expenses	512,646	684,462	5,319,245
Increase in deferred rent	10,780	—	10,780
Increase in deferred revenue	—	—	500,000

Net cash used in operating activities	$(5,521,100)	$(5,957,761)	$(72,782,589)

Cash flows from investing activities:
Proceeds from sale of asset	400	—	43,900
Acquisition of property and equipment	(255,709)	(380,864)	(5,160,070)

Net cash used in investing activities	$(255,309)	$(380,864)	$(5,116,170)

Cash flows from financing activities:
Member contributions	—	—	488,532
Reverse merger	—	—	99
Exercise of put option	(100,000)	—	(100,000)
Common stock and warrants issued for cash	—	2,650,000	27,980,000
Borrowings under notes payable—related party	5,425,000	—	48,819,601
PA LLC units returned for cash and surrendered technology license	—	—	(600,000)
Issuance of common stock and warrants for cash	—	1,200,000	2,000,000

Net cash provided by financing activities	$5,325,000	$3,850,000	$78,588,232

Net (decrease) increase in cash	(451,409)	(2,488,625)	689,473
Cash and cash equivalents—beginning of period	1,140,882	2,679,302	—

Cash and cash equivalents—end of period	$689,473	$190,677	$689,473

Non-cash investing and financing activities:
Liability incurred for other non-current asset	$—	$—	$721,000
Stock and warrants issued for other liabilities, net	$(100,000)	$2,500,000	$—
Common stock issued for unearned services	$—	$—	$3,150,000
Issuance of shares for other current asset	$—	$—	$1,200,000
Return of common stock for other current asset	$—	$(342,000)	$(342,000)
Liability repaid with restricted cash	$(2,000,000)	$—	$—

See the accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

Note 1 Organization

PetroAlgae Inc. (the “Company”) began its operations through its controlled subsidiary, PA LLC (formerly known as PetroAlgae LLC), on December 19, 2008, as a result of the reverse acquisition described below. PA LLC was formed by XL TechGroup, LLC (“XL Tech”, a related party and its sponsor and parent until December 19, 2008) on September 22, 2006 as a Delaware limited liability company to develop technologies to commercially grow, harvest and process micro-crops. PA LLC is a renewable energy and food company whose business model is to license and deploy this technology to large customers who will commercially produce this biomass, which in turn will be processed into three end-products: a carbohydrate-rich solid material suitable as a renewable fuel feedstock or as animal feed, and a protein supplement for animal feed and potentially human food products.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 8.03 of Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or any future period. For further information, refer to the consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011. The respective carrying values of certain financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, accounts payable, and accrued expenses. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate the amounts expected to be received or paid.

The carrying value of the Company’s fixed-rate notes payable-related party approximated their fair value based on the current market conditions for similar debt instruments.

Long-Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest permanent impairment. Specifically, senior management of the Company considers in each reporting period the effectiveness of the Company’s significant assets to determine if impairment indicators such as physical deterioration, process change or technological change have resulted in underperformance, obsolescence or a need to

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

replace such assets. When the Company identifies an impairment indicator, it measures the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds its best internal estimate of the value of the asset while it remains in use, plus any proceeds expected from the eventual disposal of the impaired asset. Since the Company uses most of its property and equipment to demonstrate its technology to prospective customers and not to generate revenues or cash flows, a cash flow analysis of the categories above or the assets as a whole is not practicable. Instead, a depreciated replacement cost estimate is used for assets still in service and equipment secondary market quotes are obtained for assets planned for disposal.

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

The effect of 2,592,143 and 2,410,685 weighted average warrants and 1,569,806 and 1,194,111 weighted average options were not included for the three months ended March 31, 2011 and 2010, respectively, as they would have had an anti-dilutive effect.

Reverse Acquisition

On December 19, 2008, a reverse acquisition was completed under which, for accounting purposes, PA LLC was deemed to be the acquirer and PetroAlgae Inc., the legal acquirer, was deemed to be the acquired entity. No goodwill was recognized as PetroAlgae Inc. was a “shell” company before the acquisition. The former stockholders of PetroAlgae Inc. retained an aggregate of 99,586 shares of common stock which were recorded at par value of $99.

Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

Revenue Recognition

In April 2010, the FASB issued ASU 2010-17, Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force (“ASU 2010-17”), which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company’s adoption of ASU 2010-17 did not have a material effect on the Company’s consolidated financial statements. The effect of ASU 2010-17 on the Company’s expected future revenues will depend upon the structure of the Company’s customer contracts, which is still being determined.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements, but the effect on the Company’s expected future revenues, which in turn depends upon the final structure of the Company’s contracts with customers, is still being determined.

Fair Value

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15,

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Effective

There are currently no new accounting standards that the Company will be required to adopt.

Note 2 Going Concern

The Company is currently in the development stage at March 31, 2011 as it is continuing the development of its product and has not yet recognized any revenues. The Company intends to transition from the development stage to operational status during 2011 depending upon the timing and extent of success achieved in accomplishing its business development milestones. The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has never been profitable and has incurred significant losses and cash flow deficits. For the three months ended March 31, 2011 and 2010, and the period from September 22, 2006 (inception) to March 31, 2011, it reported net losses before non-controlling interest of $8.0 million, $8.8 million, and $119.2 million, respectively, and negative cash flow from operating activities of $5.5 million, $6.0 million, and $72.8 million, respectively. As of March 31, 2011, the Company has an aggregate accumulated deficit of $105.0 million. The Company anticipates that operations will continue to report losses and negative cash flow during the remainder of 2011. As a result of these net losses, cash flow deficits, and other factors, there is a substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. The Company is currently dependent on funding from its principal shareholder. If our ability to generate cash flow from operations is delayed beyond 2011 and we are unable to raise additional funding (including from our principal shareholder), we will be unable to continue in business.

Note 3 Accrued Expenses

Accrued expenses are comprised of the following components:

	March 31, 2011	December 31, 2010

Accrued payroll and bonus	$472,214	$806,860
Accrued vacation compensation	$562,822	$579,810
Accrued legal, accounting and engineering fees	$319,131	$497,265
Other accruals	$269,281	$305,626

Total Accrued Expenses	$1,623,448	$2,189,561

Note 4 Other Current Liability

In December 2009, the Company entered into an agreement with Green Science Energy, LLC (the “Licensee”) under which the Company received $2.0 million in exchange for the Licensee’s right to market and sell sub-licenses in Egypt and Morocco. In January 2011, the Company received timely notice from the Licensee of its election to surrender these licensing rights and to comply with related provisions of the original contract in exchange for return of the $2.0 million it had paid, which the Company had placed in escrow. Accordingly, the $2.0 million was disbursed from escrow to the Licensee in January 2011.

Note 5 Notes Payable - Related Party

During the three months ended March 31, 2011, PetroTech Holdings Corp. (“PetroTech”), a holding company controlled by the Company’s principal shareholder, funded a total of $5.4 million to PA LLC pursuant to the terms

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

of separate senior secured term notes, all of which are included in the $27.8 million notes payable in the following table. Notes payable consist of the following as of:

	March 31, 2011	December 31, 2010
Note Payable to Valens U.S. SPV I, LLC	$417,512	$417,512
- Interest accrues monthly, at 12% per annum
- Note is due on June 30, 2012

Notes Payable to PetroTech	27,847,089	22,422,089
- Interest accrues monthly, at 12% per annum
- Notes are due on June 30, 2012

Convertible Note Payable to PetroTech	10,000,000	10,000,000
- Interest accrues monthly at 12% per annum
- Note is due on June 30, 2012 if not converted to common shares as described below

Up to $25,000,000 Note Payable to PetroTech	19,070,897	18,823,133
- Interest payable monthly and is drawn into note on a monthly basis at Prime + 2% (5.25% at March 31, 2011)

- Note is due on June 30, 2012
- Permits additional draws to fund interest. Maximum balance of this note is limited to $25,000,000

Total	$57,335,498	$51,662,734

The notes payable - related party are secured by all of the Company’s assets. The convertible note allows the holder to convert all or any portion of the issued and outstanding principal amount and/or accrued interest and fees then due into shares of common stock at a fixed conversion price of $5.43 per share.

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

As of March 31, 2011 and December 31, 2010, interest in the amount of $5.9 million and $4.8 million, respectively, was accrued related to the notes payable - related party and is recorded in accrued expenses - related party on the accompanying consolidated balance sheets. During the three months ended March 31, 2011, additional accrued interest of $0.2 million was added to the principal balance of the floating-rate note and is recorded in notes payable-related party on the accompanying consolidated balance sheets.

Interest charged to operations on these notes was $1.3 million, $0.9 million, and $10.8 million during the three months ended March 31, 2011 and 2010, and the period from September 22, 2006 (inception) to March 31, 2011, respectively. No interest was capitalized during these periods.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

Note 6 Stockholders’ Deficit

The Company’s equity consists of 300,000,000 shares of $.001 par value common stock, of which 106,920,730 and 106,933,230 shares had been issued and were outstanding as of March 31, 2011 and December 31, 2010, respectively. In addition, the Company may issue up to 25,000,000 shares of preferred stock. No preferred stock is outstanding.

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

Level 3 estimated cash flow valuations. The Level 3 fair value estimate of the Company’s equity value applied discounted cash flow valuation techniques to expected future cash flows from the Company’s business as of each valuation date. Key assumptions utilized in determining this fair value estimate include the expected amount and timing of revenue from expected future sales of the Company’s technology along with the associated cost of sales and other operating cash outflows. These cash flows are discounted back to present value using a discount rate consistent with development stage technology companies and the resulting enterprise value was converted to an equity value per outstanding share.

The most significant uncertainty inherent in these calculations is the risk of obtaining and performing the contracts necessary to produce the estimated future revenues. In addition, the risk of collection of amounts that are expected to be due under projected contracts, the risk of unanticipated product development or delivery costs or timing delays and the risk of increased operating and overhead costs may each cause the estimates of future revenues to vary from the assumptions that are made in these projections, and these variations may be material. Since the Company has not obtained or performed any commercial contracts to date, it does not have historical data on which to base its estimate of future revenues.

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

OTC Values. The Company’s common stock is currently traded on the OTC Pink Sheets. The shares became public through a reverse acquisition and a very small percentage of the issued and outstanding shares are available for active trading since approximately 94% of our outstanding shares are held by our controlling shareholder. Due to the very limited size of our public float and the resulting low trading volume in the Company’s common stock, its public shares are susceptible to unusual swings in price based on very few trades. As a result of these considerations, value indications provided by the OTC Pink Sheets were given the least weight of the three factors in the Company’s estimate of share value.

Estimation of Warrant Fair Value

The Company estimates the fair value of warrants using the Black-Scholes valuation model, based on the estimated fair value of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, an expected life equal to the remaining term of the instruments and an estimated volatility of 75.2%.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

Issuance of Common Stock and Warrants

On November 1, 2010, in anticipation of Mr. Rob Harris’ impending employment as President and Chief Operating Officer, the Company issued and sold 12,500 shares of its common stock to Mr. Harris at a price of $8.00 per share. The shares contained a put option which gave Mr. Harris the option to sell any or all of the shares back to the Company for a purchase price of $8.00 at any time within one year of the original transaction. In accordance with ASC 480-10-25-8, the proceeds were recorded as liabilities related to equity issuance on the accompanying consolidated balance sheet as of December 31, 2010. During January 2011, Mr. Harris exercised his right to have the Company repurchase all 12,500 shares of common stock for $100,000.

PA LLC Equity Incentive Plan and Non-controlling Interest

PA LLC has an equity compensation plan which allows it to grant employees and consultants awards of profits interests in restricted Class B ownership units (the “Interests”) and is limited to 14% of the total outstanding units.

The Company granted 2,816,471 and 674,500 Interests during 2008 and 2007, respectively, to the majority of its employees as of the date that they began employment with the Company. As of March 31, 2011 and 2010, the granted Interests, net of Interests forfeited and repurchased by the Company, totaled approximately 2.8 million and 3.0 million, respectively, or 12.9% and 12.8%, respectively, of total outstanding units. These Interests give the recipient the right to participate in the income of PA LLC and any distribution that may arise from a liquidity event to the extent that such realized amounts exceed the ownership unit fair value at the date of grant.

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

The grants of Interests contain restrictions that allow the Company to repurchase the units for $0.01 per unit until a service period or other condition is met. This restriction is removed over a service period (generally four years) with regard to approximately 2.15 million Interests. On March 4, 2011, the Company modified the terms of the Interests granted to a former employee, causing the Interests to be immediately vested. This decision required a revaluation of the Interests and immediate recognition of additional compensation cost in the amount of $0.8 million, recorded as research and development expense, based upon the nature of the former employee’s role with the Company.

For the three months ended March 31, 2011 and 2010, compensation expense related to these Interests was $0.9 million and $0.5 million, respectively. For the period from September 22, 2006 (inception) to March 31, 2011, compensation expense related to these Interests was $7.2 million. The related compensation expense is recognized as selling, general and administrative expense or research and development expense depending upon the recipient’s role in the Company. Amounts recognized as selling, general and administrative expense were $0.0 million, $0.3 million, and $3.2 million for the three months ended March 31, 2011 and 2010, and the period from September 22, 2006 (inception) to March 31, 2011, respectively. Amounts recognized as research and development expense were $0.9 million, $0.2 million, and $3.9 million for the three months ended March 31, 2011 and 2010, and the period from September 22, 2006 (inception) to March 31, 2011, respectively. Unrecognized compensation cost related to 142,255 Interests which remain restricted totaled approximately $0.7 million as of March 31, 2011 and is expected to be expensed over the next 19 months. An aggregate of 29,000, 20,000, and 682,000 of these Interests were forfeited during the three months ended March 31, 2011 and 2010, and the period from September 22, 2006 (inception) to March 31, 2011, respectively.

Five senior officers were granted an aggregate 1.34 million Interests that were subject to repurchase for $0.01 per unit until a significant liquidity event occurred. As of December 31, 2010, the Company’s principal shareholder authorized the modification of the terms of the grant to remove the right of the Company to repurchase the Interests held by all five officers, causing these grants to be immediately vested. This decision required a revaluation of the Interests held by the officers and immediate recognition of the calculated expense. Based upon current estimates and applying the same discounted cash flow methodology used as of the prior valuation dates, the compensation cost recognized during the fourth quarter of 2010 was $11.4 million, recorded as selling, general and administrative

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

expense ($9.1 million) or research and development expense ($2.3 million) depending upon each officer’s role in the Company.

As of March 31, 2011 and 2010, non-controlling interests collectively owned approximately 12.9% and 17.8%, respectively, of PA LLC, and have absorbed their respective portion of the loss of PA LLC. The amount of loss absorbed was $1.0 million, $1.6 million, and $14.2 million for the three months ended March 31, 2011 and 2010, and for the period from September 22, 2006 (inception) to March 31, 2011.

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

On January 1, 2011, the Company granted its employees 623,000 options, in the aggregate, to purchase common shares at an exercise price of $8.00 per share. The options generally vest over a period of four years from the grant date and expire 10 years from the grant date. The grant date fair value of the options aggregated to $1.9 million and was calculated using the following assumptions determined as of the date of grant: estimated fair value of the common stock of $5.10, expected term of 6.25 years, risk free interest rate of 2.0%, an estimated volatility of 75.2%, and a dividend yield of 0%. The expected term of options granted to employees was based upon the simplified method allowed for “plain vanilla” options as described by SEC SAB No. 107. The fair value will be charged to operations over the remaining vesting periods commencing on the grant date.

The weighted average period over which options not vested through March 31, 2011 are expected to vest is 34 months. During the three months ended March 31, 2011 and 2010, approximately $0.5 million and $0.4 million, respectively, was charged to operations related to all of these outstanding options. The fair value related to unexercisable stock options as of March 31, 2011 totaled approximately $3.2 million and is expected to be expensed over the next three years.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Balance at December 31, 2008	—	$—	$—
Granted June 2009	1,072,500	$8.50	$2.36
Granted July 2009	45,000	$8.00	$2.54
Forfeited	(200,000)	$(8.50)	$(2.36)

Balance at December 31, 2009	917,500	$8.48	$2.37
Granted January 2010	322,000	$8.00	$3.53
Forfeited	(247,750)	$(8.35)	$(2.63)

Balance at December 31, 2010	991,750	$8.35	$2.68
Granted January 2011	623,000	$8.00	$3.03
Forfeited	(118,000)	$(8.23)	$(2.86)

Balance at March 31, 2011	1,496,750	$8.22	$2.81

The weighted average grant date fair value for vested options as of March 31, 2011 was $2.63. The weighted average grant date fair value for unvested options as of March 31, 2011 was $2.88.

The weighted average contractual life of outstanding stock options at March 31, 2011 was 9.0 years. The weighted average contractual life of vested and unvested stock options at March 31, 2011 was 8.5 years and 9.1 years, respectively. As of March 31, 2011, a total of 386,896 of the options granted were exercisable and the fair value of such options was $1.0 million. Because the Company has very little history from which to estimate forfeiture of options or grants, it accounts for such forfeitures prospectively, that is, in the period in which they actually occur.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

Inputs to both the Interests fair value calculation and the stock option Black-Scholes model are subjective and generally require significant judgment to determine. If, in the future, the Company determines that another method for calculating the fair value of its stock-based compensation is more reasonable, or if another method for calculating these input assumptions is prescribed by authoritative guidance, the fair value calculated for stock-based compensation could change significantly. Regarding stock options, higher volatility and longer expected terms generally result in an increase to stock-based compensation expense determined at the date of grant.

As of March 31, 2011, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0.00 and the aggregate intrinsic value of currently exercisable stock options was $0.00. The intrinsic value of each option share is the difference between the estimated fair value of the Company’s stock and the exercise price of such option.

No stock options have been exercised as of March 31, 2011.

In November 2010, the Company issued one million Stock Appreciation Rights (or “SARs”) to its President and Chief Operating Officer under the 2009 Plan. The vesting of these SARs was tied to continued employment with the Company and the accomplishment of certain milestones. This executive resigned from the Company during the first quarter of 2011, forfeiting all such SARs. The impact on all periods presented was not material.

Note 7 Subsequent Events

On April 11, 2011, April 27, 2011 and May 6, 2011, PetroTech funded $2.2 million, $1.0 million and $2.2 million, respectively, to PA LLC pursuant to the terms of separate senior secured term notes. Each of these notes provide for interest at 12%, which is accrued as a payment-in-kind liability, and are due on June 30, 2012.

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

The new lemna meal product targets the rapidly growing demand for ruminant feed, which is driven primarily by the growth of dairy and beef in developing markets. Shortages of forage are projected to develop as this demand grows, and forage prices increase rapidly. As a nearly direct replacement for alfalfa, lemna meal provides a valuable alternative to fill this gap.

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

Development

The Company is a holding company whose sole asset is its controlling equity interest in its majority-owned operating subsidiary, PA LLC. PA LLC was originally founded in September 2006 by XL TechGroup, Inc. (“XL Tech”) as a company focused on developing technologies for the renewable energy market. In August 2008, XL Tech exchanged certain of its assets, including the equity it held in PA LLC, for the outstanding debt of XL Tech that was held by the Company’s principal shareholder. Subsequent to that exchange, the Company’s principal shareholder transferred the equity it received and certain related debt to PetroTech Holdings Corp. (“PetroTech”), a holding company controlled by the Company’s principal shareholder. In December 2008, PetroTech acquired a shell company that traded on the OTC Bulletin Board and assigned its interest in PA LLC to this shell company, which it then renamed PetroAlgae Inc.

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

The Company’s key milestone achievements to date are as follows:

•

Over the past five years, the Company has spent $52.2 million on the research and development of its growth and harvesting technologies. The Company spent these funds on experimentation and testing, developing processes and equipment, and building the infrastructure and databases necessary to support its technology, including the construction of its working demonstration facility.

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

As the number of license units deployed worldwide increases, the Company expects to hire and train additional deployment teams. Management believes that its capital-light approach will result in sufficient gross margins to the Company, enabling its expected rapid growth.

The Company expects to continue to incur losses in 2011. The amount and timing of its future losses are highly uncertain. The Company’s ability to achieve and thereafter sustain profitability will be dependent upon, among other things, entering into license agreements and receiving milestone payments from customers.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue. No revenue has been recognized in either of the three month periods ended March 31, 2011 or 2010.

Total costs and expenses. Total costs and expenses decreased by $0.8 million, or 8.6%, to $8.0 million in the three months ended March 31, 2011 as compared to the same period in 2010. The decrease was primarily due to a $1.1 million decrease in selling, general and administrative expenses, partially offset by a $0.4 million increase in interest expense.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.1 million, or 28.1%, to $2.7 million in the three months ended March 31, 2011 as compared to the same period in 2010. Selling, general and administrative expenses include senior management and overhead costs, business development expenditures, system infrastructure support costs, finance and accounting costs, and intellectual property management costs. Expenses related to external consultants were reduced $0.7 million for the three months ended March 31, 2011 as compared to the same period in 2010 in an effort to improve the efficiency of the Company’s operations. Equity compensation expense decreased by $0.2 million during the first quarter of 2011 as compared to 2010, primarily due to termination-related forfeitures of employees whose roles were classified as selling, general and administrative.

Research and development expenses. Research and development expenses decreased slightly, by $0.1 million, or 2.5%, to $3.7 million in the three months ended March 31, 2011 as compared to the same period in 2010. These costs include the research and experimentation of the various system components and the design and construction of the commercial-scale pilot system for customer demonstration. During the three months ended March 31, 2011 as compared to the same period in 2010, equity compensation expense increased $0.7 million, which was primarily related to the accelerated vesting of restricted ownership units previously issued to an employee of the Company as well as the stock options issued on January 1, 2011. This increase was partially offset by a $0.3 million, or 61%, decrease in external consulting costs. Also, during the three-month period ended March 31, 2011 as compared to the same period in 2010, the Company decreased spending by $0.2 million as more cost-effective materials and supplies were sourced for research and development.

Interest expense – related party. Interest expense on notes payable – related party increased by $0.4 million, or 45.9%, to $1.3 million in the three months ended March 31, 2011 from $0.9 million for the same period in 2010. This increase was due to additional funding of the Company’s operations through notes payable from related parties over the last year. The balance of these notes totaled $57.3 million at March 31, 2011 and $35.5 million at March 31, 2010.

Depreciation expense. Depreciation expense decreased by $13,000, or 4.8%, to $246,000 in the three months ended March 31, 2011 from $259,000 in the same period in 2010. The decrease during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was due to assets which were fully depreciated or impaired over the last year, offset by the addition of new capital assets.

Non-controlling interest. As of March 31, 2011 and 2010, non-controlling interests collectively owned approximately 12.9% and 17.8% of PA LLC, respectively, and have been attributed their respective portion of the loss of PA LLC. The amount of loss assigned to non-controlling interests was $1.0 million and $1.6 million for the three months ended March 31, 2011 and 2010, respectively. The decrease in non-controlling interests ownership percentage from 2010 to 2011 was primarily due to the June 2, 2010 transaction with Arizona Technology Enterprises, LLC, as discussed in the Company’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011.

Liquidity and Capital Resources

Overview

To date, the Company has financed its operations primarily through loans from, and debt securities issued to, its principal shareholder. To a lesser extent, the Company has also raised funds by issuing equity securities to unrelated third parties. Since its inception through March 31, 2011, the Company has raised in the aggregate $87.2 million in debt and equity investments, with $77.3 million of this total raised from its principal shareholder and $9.9 million raised from unrelated third parties.

Sources and Uses of Cash

At March 31, 2011, the Company had unrestricted cash and cash equivalents of $0.7 million, compared to $1.1 million at December 31, 2010.

Cash flows used in operating activities totaled $5.5 million in the three months ended March 31, 2011 compared to $6.0 million in the same period in 2010. The decrease in cash usage was primarily attributed to cost savings in the area of external consultants used by the Company, totaling $1.0 million for the three months ended March 31, 2011 as compared to the same period in 2010.

Cash flows used in investing activities totaled $0.3 million in the three months ended March 31, 2011, compared to $0.4 million in the same period last year. The decline in expenditures between the two periods reflects the purchase of less equipment in the first three months of 2011 than the first three months of 2010.

Cash flows provided by financing activities totaled $5.3 million in the three months ended March 31, 2011, compared to $3.9 million during the three months ended March 31, 2010. For the three months ended March 31, 2011 and 2010, cash raised from issuance of common stock and warrants decreased by $4.0 million while borrowings under notes payable-related party increased by $5.4 million.

Senior Secured Credit Financings

Affiliates of the Company have provided borrowings under a senior secured structure, as described in more detail below:

As of March 31, 2011
Note Payable to Valens U.S. SPV I, LLC	$417,512
- Interest accrues monthly, at 12% per annum
- Note is due on June 30, 2012
Notes Payable to PetroTech
- Interest accrues monthly, at 12% per annum	27,847,089
- Notes are due on June 30, 2012
Convertible Note Payable to PetroTech
- Interest accrues monthly at 12% per annum	10,000,000
- Note is due on June 30, 2012 if not converted to common shares as described below
Up to $25,000,000 Note Payable to PetroTech	19,070,897
- Interest payable monthly and is drawn into note on a monthly basis at Prime + 2% (5.25% at March 31, 2011)
- Note is due on June 30, 2012
- Permits additional draws to fund interest. Maximum balance of this note is limited to $25,000,000

Total Notes Payable - Related Party	$57,335,498

The notes payable – related party are secured by all of the Company’s assets. The convertible note payable allows the holder to convert all or any portion of the issued and outstanding principal amount and/or accrued interest and fees then due into shares of the Company’s common stock at a fixed conversion price of $5.43 per share.

Each note payable and the related master security agreement and equity pledge and corporate guaranty agreement contain provisions that specify events of default which could lead to acceleration of the maturity of the debt. These provisions prohibit the encumbrance or sale of the Company’s assets and require maintenance and insurance of the Company’s assets. The loan agreements do not contain any required financial ratios or similar debt covenants. Generally, an event of default would arise if the Company became insolvent, filed for bankruptcy, allowed a change in control or had unresolved judgments against its assets. As of March 31, 2011, none of these events have occurred.

Interest charged to operations on these notes, including amortization of original issue discount, was $1.3 million, $0.9 million, and $10.8 million during the three months ended March 31, 2011, 2010, and the period from September 22, 2006 (inception) to March 31, 2011, respectively.

The principal amount of debt obligations as of March 31, 2011 is $57.3 million, of which $19.1 million was outstanding at a floating rate of 2% over the prime interest rate and $38.2 million was outstanding at a fixed rate of 12%. Floating rate borrowings will lead to additional interest expense if interest rates increase. The Company enters into loan arrangements when needed and borrowings are subject to interest rate risk because changes in the prime interest rate may have an effect on interest rate expense.

The following table discloses aggregate information about our contractual obligations and period in which payments are due as of March 31, 2011:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt: principal	$57,335,498	$—	$57,335,498	$—	$—
Debt: accrued interest to date (1)	5,879,331	—	5,879,331	—	—
Debt: estimated future interest (2)	7,030,282	5,617,421	1,412,861	—	—
Operating lease commitments	1,195,807	556,870	638,938	—	—

Total contractual obligations	$71,440,918	$6,174,291	$65,266,628	$—	$—

(1)	Represents the amount of interest that has been accrued through the balance sheet date on approximately $38.2 million of outstanding debt at an annual rate of 12%. This amount is due at the June 30, 2012 maturity date of the related debt.
(2)	Estimated future interest represents the amount of interest expected to accrued until the maturity date of the related debt, which in all cases is June 30, 2012. The estimated amount is calculated from the current balance sheet date through maturity based upon the principal balance of each note and the applicable interest rate, which is compounded monthly at prime + 2% (assumed to be 5.25%) on approximately $19.1 million of debt and calculated on a non-compounded basis at 12% on the remaining principal amount.

The Company is currently in the development stage at March 31, 2011 as it is continuing the development of its product and has not yet recognized any revenues. The Company intends to transition from the development stage to operational status during 2011 depending upon the timing and extent of success achieved in accomplishing its business development milestones. The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has never been profitable and has incurred significant losses and cash flow deficits. For the three months ended March 31, 2011 and 2010, and the period from September 22, 2006 (inception) to March 31, 2011, it reported net losses before non-controlling interest of $8.0 million, $8.8 million, and $119.2 million, respectively, and negative cash flow from operating activities of $5.5 million, $6.0 million, and $72.8 million, respectively. As of March 31, 2011, the Company has an aggregate accumulated deficit of $105.0 million. The Company anticipates that operations will continue to report losses and negative cash flow during the remainder of 2011. As a result of these net losses, cash flow deficits, and other factors, there is a substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. The Company is currently dependent on funding from its principal shareholder. If our ability to generate cash flow from operations is delayed beyond 2011 and we are unable to raise additional funding (including from our principal shareholder), we will be unable to continue in business.

Off-Balance Sheet Arrangements

As of March 31, 2011, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011. The respective carrying values of certain financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, accounts payable, and accrued expenses. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate the amounts expected to be received or paid.

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

The effect of 2,592,143 and 2,410,685 weighted average warrants and 1,569,806 and 1,194,111 weighted average options were not included for the three months ended March 31, 2011 and 2010, respectively, as they would have had an anti-dilutive effect.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation. This Statement requires that the cost resulting from all stock-based transactions be recorded in the consolidated financial statements. The Statement establishes fair value as the measurement objective in accounting for stock-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for stock-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in stock-based payment transactions. (See Note 6 in the accompanying consolidated financial statements).

Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

Revenue Recognition

In April 2010, the FASB issued ASU 2010-17, Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force (“ASU 2010-17”), which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company’s adoption of ASU 2010-17 did not have a material effect on the Company’s consolidated financial statements. The effect of ASU 2010-17 on the Company’s expected future revenues will depend upon the structure of the Company’s customer contracts, which is still being determined.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements, but the effect on the Company’s expected future revenues, which in turn depends upon the final structure of the Company’s contracts with customers, is still being determined.

Fair Value

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Effective

There are currently no new accounting standards that the Company will be required to adopt.

Subsequent Events

On April 11, 2011, April 27, 2011 and May 6, 2011, PetroTech funded $2.2 million, $1.0 million and $2.2 million, respectively, to PA LLC pursuant to the terms of separate senior secured term notes. Each of these notes provide for interest at 12%, which is accrued as a payment-in-kind liability, and are due on June 30, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to interest rate risk is related to its borrowings. The principal amount of the Company’s debt obligations as of March 31, 2011 was $57.3 million, of which $19.1 million was outstanding at a floating rate of 2% over the prime interest rate and $38.2 million was outstanding at a fixed rate of 12%. Floating rate borrowings will lead to additional interest expense if interest rates increase. The Company enters into loan arrangements when needed and borrowings are subject to interest rate risk because changes in the prime interest rate will have an effect on interest rate expense.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s management, including the Company’s principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

Item 1A.	RISK FACTORS

Information concerning certain risks and uncertainties appears in Part II, Item IA “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “10-K”).

Since the filing of the 10-K, there have been no material changes to the Company’s risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.1*	12% Secured Term Note, issued April 11, 2011

10.2*	12% Secured Term Note, issued April 27, 2011

10.3*	12% Secured Term Note, issued May 6, 2011

31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

These exhibits are available upon request. Requests should be directed to the Investor Relations Department at PetroAlgae Inc., 1901 S. Harbor City Blvd., Suite 600, Melbourne, FL 32901, telephone: 321-409-7272, email: investorrelations@petroalgae.com. The exhibit numbers preceded by an asterisk (*) indicate exhibits physically filed with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROALGAE INC.

Date: May 13, 2011	By:	/s/ DAVID P. SZOSTAK
	Name:	David P. Szostak
	Title:	Chief Financial Officer