Form 10-Q
period 2011-06-30
PetroAlgae Inc.
filed 2011-08-15
CIK 927472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock as of August 11, 2011 was 106,920,730, all of one class.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,099,246	$1,140,882
Restricted cash	—	2,325,000
Prepaid expenses	146,001	102,016

Total current assets	4,245,247	3,567,898

Property and equipment	4,251,365	4,194,629
Accumulated depreciation	(2,748,279)	(2,292,952)

Net property and equipment	1,503,086	1,901,677
Deposits	73,914	24,814
Other non-current assets	—	830,375

Total assets	$5,822,247	$6,324,764

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$916,144	$1,569,715
Accrued expenses	1,558,022	2,189,561
Accrued expenses - related party	8,030,528	4,807,135
Deferred revenue	500,000	500,000
Liabilities related to equity issuance	—	100,000
Current portion of notes payable - related party	65,192,138	—
Other current liabilities	26,405	2,000,000

Total current liabilities	76,223,237	11,166,411
Deferred rent	26,280	—
Notes payable - related party	—	51,662,734

Total liabilities	76,249,517	62,829,145

Stockholders’ deficit:
Preferred stock - $.001 par value, 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock - $.001 par value, 300,000,000 shares authorized; 106,920,730 and 106,933,230 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	106,921	106,933
Paid in capital	38,395,684	37,823,248
Deficit accumulated during the development stage	(111,537,188)	(98,022,859)

PetroAlgae Inc. stockholders’ deficit	(73,034,583)	(60,092,678)
Non-controlling interest	2,607,313	3,588,297

Total stockholders’ deficit	(70,427,270)	(56,504,381)

Total liabilities and stockholders’ deficit	$5,822,247	$6,324,764

See the accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period From September 22, 2006 (Inception) Through June 30,
	2011	2010	2011	2010	2011
Revenue	$—	$—	$—	$—	$—
Costs and expenses:
Selling, general and administrative	3,152,660	2,957,987	5,867,928	6,507,517	56,534,357
Research and development	2,552,513	3,666,737	6,279,494	7,716,111	54,748,491
Interest expense—related party	1,551,032	942,145	2,878,331	1,852,034	12,361,389
Depreciation	233,956	255,314	480,212	514,020	3,070,701

Total costs and expenses	7,490,161	7,822,183	15,505,965	16,589,682	126,714,938

Net loss before non-controlling interest	(7,490,161)	(7,822,183)	(15,505,965)	(16,589,682)	(126,714,938)
Net loss attributable to non-controlling interest	953,343	1,261,709	1,991,636	2,822,323	15,177,750

Net loss attributable to PetroAlgae Inc.	$(6,536,818)	$(6,560,474)	$(13,514,329)	$(13,767,359)	$(111,537,188)

Basic and diluted common shares outstanding	106,920,730	106,794,453	106,920,730	106,536,572

Basic and diluted loss per share	$(0.06)	$(0.06)	$(0.13)	$(0.13)

See the accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficit

Period From Inception (September 22, 2006) to June 30, 2011

(Unaudited)

	Common Stock Shares	Amount	Paid in Capital	Non- Controlling Interest	Deficit Accumulated During the Development Stage	Total
Balance—December 31, 2009	106,229,356	$106,229	$24,115,788	$(4,529,206)	$(60,012,830)	$(40,320,019)

Return of common stock for other current asset	(106,126)	(106)	(341,620)	—	—	(341,726)
Shares issued for cash	810,000	810	6,479,190	—	—	6,480,000
Shares issued with put option or purchase price guaranty, net of purchase price guaranty expirations	—	—	7,400,000	—	—	7,400,000
Amortization of PA LLC interests to employees	—	—	(794)	12,903,744	—	12,902,950
Amortization of options issued to employees	—	—	922,549	—	—	922,549
Amortization of unearned services	—	—	1,531,250	—	—	1,531,250
Loss attributable to non-controlling interest	—	—	—	(6,469,356)	—	(6,469,356)
PA LLC units returned for surrendered technology license	—	—	(2,283,115)	1,683,115	—	(600,000)
Net loss	—	—	—	—	(38,010,029)	(38,010,029)

Balance—December 31, 2010	106,933,230	$106,933	$37,823,248	$3,588,297	$(98,022,859)	$(56,504,381)

Put option exercised by former executive	(12,500)	(12)	12	—	—	—
Amortization of PA LLC interests to employees	—	—	(712)	1,010,652	—	1,009,940
Amortization of options issued to employees	—	—	492,985	—	—	492,985
Amortization of stock appreciation rights issued to executive	—	—	80,151	—	—	80,151
Loss attributable to non-controlling interest	—	—	—	(1,991,636)	—	(1,991,636)
Net loss	—	—	—	—	(13,514,329)	(13,514,329)

Balance—June 30, 2011	106,920,730	$106,921	$38,395,684	$2,607,313	$(111,537,188)	$(70,427,270)

See the accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,		For the Period From September 22, 2006 (Inception) Through June 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(15,505,965)	$(16,589,682)	$(126,714,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount	—	281,000	1,453,000
Amortization of Company options	492,985	464,568	2,004,187
Amortization of stock appreciation rights	80,151	—	80,151
Amortization of unearned services	—	787,500	3,150,000
Amortization of PA LLC interests to employees	1,009,940	949,184	18,617,469
Expenses paid and interest added to notes payable—related party	504,404	479,025	10,853,887
Expenses paid by issuance of common stock	—	—	1,214,230
Depreciation	480,212	514,020	3,070,701
Impairment loss	299,486	—	478,585
(Gain) loss on disposition of equipment	(2,525)	460	187,071
Write-off of other non-current assets	830,375	—	1,286,764
Decrease in restricted cash	325,000	—	—
(Increase) decrease in prepaid expenses	(43,985)	20,001	(165,615)
(Increase) in deposits	(49,100)	—	(54,300)
(Increase) in other non-current assets	—	(496,066)	(109,720)
(Decrease) increase in accounts payable	(529,886)	216,764	(28,468)
Increase in accrued expenses	2,468,169	2,067,383	7,274,768
Increase in deferred revenue	—	125,000	500,000
Increase in other current liabilities	26,405	—	26,405
Increase in deferred rent	26,280	—	26,280

Net cash used in operating activities	$(9,588,054)	$(11,180,843)	$(76,849,543)

Cash flows from investing activities:
Proceeds from sale of asset	6,520	—	50,020
Acquisition of property and equipment	(385,102)	(615,802)	(5,289,463)

Net cash used in investing activities	$(378,582)	$(615,802)	$(5,239,443)

Cash flows from financing activities:
Member contributions	—	—	488,532
Reverse merger	—	—	99
Exercise of put option	(100,000)	—	(100,000)
Common stock and warrants issued for cash	—	6,300,000	27,980,000
Borrowings under note payable—related party	13,025,000	3,400,000	56,419,601
PA LLC units returned for cash and surrendered technology license	—	(600,000)	(600,000)
Issuance of common stock and warrants for cash	—	1,200,000	2,000,000

Net cash provided by financing activities	$12,925,000	$10,300,000	$86,188,232

Net (decrease) increase in cash	2,958,364	(1,496,645)	4,099,246
Cash and cash equivalents—beginning of period	1,140,882	2,679,302	—

Cash and cash equivalents—end of period	$4,099,246	$1,182,657	$4,099,246

Non-cash investing and financing activities:
Liability incurred for other non-current asset	$(405,000)	$—	$316,000
Stock and warrants issued for other liabilities, net	$(100,000)	$(2,000,000)	$—
Common stock issued for unearned services	$—	$—	$3,150,000
Issuance of shares for other current asset	$—	$—	$1,200,000
Return of common stock for other current asset	$—	$(342,000)	$(342,000)
Liability repaid with restricted cash	$(2,000,000)	$—	$—

See the accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

Note 1 Organization

PetroAlgae Inc. (the “Company”) began its operations through its controlled subsidiary, PA LLC (formerly known as PetroAlgae LLC), on December 19, 2008, as a result of the reverse acquisition described below. PA LLC was formed by XL TechGroup, LLC (“XL Tech”, a related party and its sponsor and parent until December 19, 2008) on September 22, 2006 as a Delaware limited liability company to develop technologies to commercially grow, harvest and process micro-crops. PA LLC is a technology development and licensing company that is currently working with licensees to deploy a highly efficient biomass production platform that allows its licensees to grow aquatic microorganisms at a rate that substantially exceeds their natural growth rates. The Company expects the commercial-scale deployment of its technology to produce two end-products: a carbohydrate-rich biomass and a protein, referred to as our biocrude and protein products. The biocrude product is suitable as an alfalfa feed substitute for grazing animals and may also be used to develop renewable fuels which are functionally compatible with the petroleum-based fuels they would replace. The protein product is a high-quality substitute for high-value animal feedstocks such as fishmeal and may be further developed as a high-quality human food ingredient.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 8-03 of Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or any future period. For further information, refer to the consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011.

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

Use of Estimates

The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense. Actual results may differ from these estimates.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011. The respective carrying values of certain financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, accounts payable, and accrued expenses. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate the amounts expected to be received or paid.

The carrying value of the Company’s fixed-rate notes payable-related party approximate their fair value based on the current market conditions for similar debt instruments.

Long-Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest permanent impairment. Specifically, senior management of the Company considers in each reporting period the effectiveness of the Company’s significant assets to determine if impairment indicators, such as physical deterioration, process change or technological change, have resulted in underperformance, obsolescence or a need to replace such assets. When the Company identifies an impairment indicator, it measures the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds its best internal estimate of the value of the asset while it remains in use, plus any proceeds expected from the eventual disposal of the impaired asset. Since the Company uses most of its property and equipment to demonstrate its technology to prospective customers and not to generate revenues or cash flows, a cash flow analysis of the assets is not practicable. Instead, a depreciated replacement cost estimate is used for assets still in service and equipment secondary market quotes are obtained for assets planned for disposal.

During the second quarter of 2011, the Company identified certain changes in its process development plans that eliminated or changed the need or expected use of certain assets. As a result, an impairment charge of $0.3 million to reduce these assets to their estimated realizable value was recorded as a reduction of property and equipment and an addition to research and development expense during the six months ended June 30, 2011. No impairment indicators were noted in the six months ended June 30, 2010 and the Company’s process of monitoring these assets was unchanged during this period.

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

The effect of 2,592,143 and 2,592,143 weighted average warrants and 1,478,036 and 1,523,667 weighted average options were not included for the three and six months ended June 30, 2011, respectively, as they would have had an antidilutive effect. The effect of 2,801,030 and 2,606,936 weighted average warrants and 1,110,775 and 1,152,213 weighted average options were not included for the three and six months ended June 30, 2010, respectively, as they would have had an antidilutive effect.

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

Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

Revenue Recognition

In April 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-17, Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force (“ASU 2010-17”), which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company’s adoption of ASU 2010-17 did not have a material effect on the Company’s consolidated financial statements. The effect of ASU 2010-17 on the Company’s expected future revenues will depend upon the structure of the Company’s customer contracts, which is still being determined.

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

Accounting Standards Not Yet Effective

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”) to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances certain disclosure requirements, primarily for level 3 fair value measurements. ASU 2011-04 will be effective for the Company’s fiscal year beginning January 1, 2012. Early adoption is not permitted. The Company is currently evaluating the impact of this new guidance, but management does not expect it to have a material impact on the consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 will only impact presentation of and will not have any substantive effect on the Company’s consolidated financial statements or on its financial condition.

Note 2 Going Concern

As of June 30, 2011,the Company was in the development stage as it continues to develop its products and has not yet recognized any revenues. The Company intends to transition from the development stage to operational status during 2011 depending upon the timing and its success in achieving its business development milestones. The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has never been profitable and has incurred significant losses and cash flow deficits. For the six months ended June 30, 2011 and 2010, and the period from September 22, 2006 (inception) to June 30, 2011, it reported net losses before non-controlling interest of $15.5 million, $16.6 million, and $126.7 million, respectively, and negative cash flow from operating activities of $9.6 million, $11.2 million, and $76.8 million, respectively. As of June 30, 2011, the Company had an aggregate accumulated deficit of $111.5 million. The Company anticipates that it will continue to report losses and negative cash flow during the remainder of 2011. As a result of these net losses, cash flow deficits, and other factors, there is a substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. The Company is currently dependent on funding from its principal shareholder. The principal balance of notes payable – related party and the interest payable thereon is due June 30, 2012. The Company is currently exploring various strategies to raise additional funding. If the Company’s ability to generate cash flow from operations is delayed beyond 2011 and it is unable to raise additional funding (including from its principal shareholder), the Company will be unable to continue in business.

Note 3 Other Non-Current Assets

Other non-current assets consists of legal and accounting costs associated with the Company’s filing of a registration statement with the SEC. These costs were capitalized with the intent of reclassifying them as a reduction of the resulting proceeds when the securities offering was successfully completed. During the fourth quarter of 2010, the Company reduced the originally incurred and capitalized costs by $0.5 million with a charge to selling, general and administrative costs. As of June 30, 2011, over 90 days had passed without substantive progress on the planned offering. As a result, based upon the application of SEC Staff Accounting Bulletin 99-1, topic 5A, the remaining offering costs of $0.8 million were charged to expense during the period and classified as selling, general and administrative costs during the second quarter of 2011.

Note 4 Accrued Expenses

Accrued expenses are comprised of the following components:

	June 30,	December 31,
	2011	2010
Accrued payroll and bonus	$825,388	$806,860
Accrued vacation compensation	343,704	579,810
Accrued legal, accounting and engineering fees	172,298	497,265
Other accruals	216,632	305,626

Total Accrued Expenses	$1,558,022	$2,189,561

Note 5 Other Current Liabilities

In December 2009, the Company entered into an agreement with Green Science Energy, LLC (the “Licensee”) pursuant to which it received $2.0 million in exchange for the Licensee’s right to market and sell sub-licenses in Egypt and Morocco. In January 2011, the Company received timely notice from the Licensee of its election to surrender these licensing rights and to comply with related provisions of the original contract in exchange for the return of the $2.0 million it had paid, which the Company had placed in escrow. Accordingly, the $2.0 million was disbursed from escrow to the Licensee in January 2011.

Note 6 Notes Payable - Related Party

During the six months ended June 30, 2011, PetroTech Holdings Corp. (“PetroTech”), a holding company controlled by the Company’s principal shareholder, funded a total of $13.0 million to PA LLC pursuant to the terms of separate senior secured term notes, all of which are included in the $35.4 million notes payable in the following table. Notes payable – related party consist of the following as of:

	June 30,	December 31,
	2011	2010
Note Payable to Valens U.S. SPV I, LLC	$417,512	$417,512
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2012

Notes Payable to PetroTech	35,447,089	22,422,089
- Interest accrues monthly at an annual rate of 12%
- Notes are due on June 30, 2012

Convertible Note Payable to PetroTech	10,000,000	10,000,000
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2012 unless converted to common shares as described below

Up to $25,000,000 Note Payable to PetroTech	19,327,537	18,823,133
- Interest payable monthly and is drawn into note on a monthly basis at Prime + 2% (5.25% at June 30, 2011 and December 31, 2010)

- Note is due on June 30, 2012
- Permits additional draws to fund interest. Maximum balance of this note is limited to $25,000,000

Total	$65,192,138	$51,662,734

As of June 30, 2011, the principal balance of notes payable – related party has been reclassified to current liabilities on the accompanying consolidated balance sheet as the maturity date is within one year. The notes payable - related party are secured by all of the Company’s assets. The convertible note payable to PetroTech allows the holder to convert all or any portion of the issued and outstanding principal amount and/or accrued interest and fees then due into shares of the Company’s common stock at a fixed conversion price of $5.43 per share.

Each note payable and the related master security agreement and equity pledge and corporate guaranty agreement contain provisions that specify events of default which could lead to acceleration of the maturity of the debt. These provisions prohibit the encumbrance or sale of the Company’s assets and require maintenance and insurance of the assets. The loan agreements do not contain any required financial ratios or similar debt covenants. Generally, an event of default would arise if the Company became insolvent, filed for bankruptcy, allowed a change in control or had unresolved judgments against its assets. Through the date of this quarterly report on Form 10-Q, none of these events have occurred.

As of June 30, 2011 and December 31, 2010, interest in the amount of $7.2 million and $4.8 million, respectively, was accrued related to the notes payable - related party and is recorded in accrued expenses - related party on the accompanying consolidated balance sheets. During the six months ended June 30, 2011, additional accrued interest of $0.5 million was added to the principal balance of the floating-rate note and is recorded in notes payable-related party on the accompanying consolidated balance sheets.

During the three months ended June 30, 2011 and 2010, interest charged to operations on these notes was $1.6 million and $0.9 million, respectively. Interest charged to operations on these notes during the six months ended June 30, 2011 and 2010, and the period from September 22, 2006 (inception) to June 30, 2011 was $2.9 million, $1.9 million, and $12.4 million, respectively. No interest was capitalized during any of these periods.

Note 7 Stockholders’ Deficit

The Company’s equity consists of 300,000,000 shares of $.001 par value common stock, of which 106,920,730 and 106,933,230 shares had been issued and were outstanding as of June 30, 2011 and December 31, 2010, respectively. In addition, the Company may issue up to 25,000,000 shares of preferred stock. No preferred stock is outstanding.

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

Level 3 estimated cash flow valuations. The Level 3 fair value estimate of the Company’s equity value applied discounted cash flow valuation techniques to expected future cash flows from the Company’s business as of each valuation date. Key assumptions utilized in determining this fair value estimate include the expected amount and timing of revenue from expected future sales of the Company’s technology along with the associated cost of sales and other operating cash outflows. These cash flows are discounted to present value using a discount rate consistent with development stage technology companies and the resulting enterprise value was converted to an equity value per outstanding share.

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

Because the Level 3 indications of value were able to take into account important information pertaining to the amount, timing and risk of expected Company cash flows, they were given the most weight in the Company’s estimate of share value.

Third party transactions. The Company has completed several private sales of equity shares and securities units comprised of both shares and warrants to purchase shares. The transactions were completed with both related and unrelated parties in exchange for cash. Given the size of these transactions and the sophisticated nature of the parties involved in their negotiation, these indications of value were given significant weight in the Company’s estimate of share value. However, because most of these transactions were with affiliates, sole or primary reliance was not placed on these values.

OTC Values. The Company’s common stock is currently traded on OTC Link, which is operated by OTC Markets Group Inc. (formerly known as Pink OTC Markets Inc. or “Pink Sheets”). A very small percentage of the issued and outstanding shares are available for active trading since approximately 94% of the Company’s outstanding shares are held by its controlling shareholder. Due to the very limited size of the Company’s public float and the resulting low trading volume in the Company’s common stock, its public shares are susceptible to very large swings in price based on very few trades. As a result of these considerations, value indications provided by the Pink Sheets were given the least weight of the three factors in the Company’s estimate of share value.

Estimation of Warrant Fair Value

The Company estimated the fair value of warrants issued during 2010 using the Black-Scholes valuation model, based on the estimated fair value of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, an expected life equal to the remaining term of the instruments and an estimated volatility of 75.2%. No warrants have been issued during 2011.

Issuance of Common Stock and Warrants

On November 1, 2010, in anticipation of Mr. Rob Harris’ impending employment as President and Chief Operating Officer, the Company issued and sold 12,500 shares of its common stock to Mr. Harris at a price of $8.00 per share. Mr. Harris also received a put option which gave him the option to sell any or all of the shares back to the Company for a purchase price of $8.00 at any time within one year of the original transaction. In accordance with Accounting Standards Codification (“ASC”) 480-10-25-8, the proceeds were recorded as liabilities related to equity issuance on the accompanying consolidated balance sheet as of December 31, 2010. During January 2011, Mr. Harris exercised his right to have the Company repurchase all 12,500 shares of common stock for $100,000.

PA LLC Equity Incentive Plan and Non-controlling Interest

PA LLC has an equity compensation plan which allows it to grant employees and consultants awards of profits interests in restricted Class B ownership units (the “Interests”) and is limited to 14% of the total outstanding units.

The Company granted 2,816,471 and 674,500 Interests during 2008 and 2007, respectively, to the majority of its employees as of the date that they began employment with the Company. As of June 30, 2011 and December 31, 2010, the granted Interests, net of Interests forfeited and repurchased by the Company, totaled approximately 2.8 million and 2.8 million, respectively, or 12.7% and 13.0%, respectively, of total outstanding units. The Interests give the recipient the right to participate in the income of PA LLC and any distribution that may arise from a liquidity event to the extent that such realized amounts exceed the ownership unit fair value at the date of grant.

The Company determined the fair value of these grants by estimating the proceeds that it may obtain from a range of possible future liquidity events such as a public equity offering or a Company sale. The timing of such liquidity events and the likelihood of their achievement was estimated based upon the information that existed as of the grant or valuation date. The weighted average future cash value was then discounted using an annual discount rate of 60% and the weighted average time from grant or valuation date to the liquidity event. This estimated cash present value was converted to a per share cash value and, based on the structure of the grant, the carrying amount per Interest was subtracted to determine the fair value of each of the Interests.

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

For the three months ended June 30, 2011 and 2010, compensation expense related to these Interests was $0.1 million and $0.5 million, respectively. For the six months ended June 30, 2011 and 2010 and the period from September 22, 2006 (inception) to June 30, 2011, compensation expense related to these Interests was $1.0 million, $0.9 million, and $18.6 million, respectively. The related compensation expense is recognized as selling, general and administrative expense or research and development expense depending upon the recipient’s role in the Company. Amounts recognized as selling, general and administrative expense for the three months ended June 30, 2011 and 2010 were $0.0 million and $0.3 million, respectively. For the six months ended June 30, 2011 and 2010 and the period from September 22, 2006 (inception) to June 30, 2011, compensation expense recognized as selling, general and administrative expense related to these Interests was $0.0 million, $0.5 million, and $12.4 million, respectively. Amounts recognized as research and development expense for the three months ended June 30, 2011 and 2010 were $0.1 million and $0.2 million, respectively. For the six months ended June 30, 2011 and 2010 and the period from September 22, 2006 (inception) to June 30, 2011, compensation expense recognized as research and development expense related to these Interests was $1.0 million, $0.4 million, and $6.2 million, respectively.

Unrecognized compensation cost related to 83,497 Interests which remain restricted totaled approximately $0.4 million as of June 30, 2011 and is expected to be expensed over the next 16 months. An aggregate of 71,000, 51,000, and 724,000 of these Interests were forfeited during the six months ended June 30, 2011 and 2010, and the period from September 22, 2006 (inception) to June 30, 2011, respectively.

Five senior officers were granted an aggregate 1.34 million Interests that were subject to repurchase for $0.01 per unit until a significant liquidity event occurred. As of December 31, 2010, the Company’s principal shareholder authorized the modification of the terms of the grant to remove the right of the Company to repurchase the Interests held by all five officers, causing these grants to be immediately vested. This decision required a revaluation of the Interests held by the officers and immediate recognition of the calculated expense. Based upon current estimates and applying the same discounted cash flow methodology used as of the prior valuation dates, the compensation cost recognized during the fourth quarter of 2010 was $11.4 million, recorded as selling, general and administrative expense ($9.1 million) or research and development expense ($2.3 million) depending upon each officer’s role in the Company.

As of June 30, 2011 and December 31, 2010, non-controlling interests collectively owned approximately 12.7% and 13.0%, respectively, of PA LLC, and have absorbed their respective portion of the loss of PA LLC. The amount of loss absorbed was $1.0 million and $1.3 million for the three months ended June 30, 2011 and 2010, respectively. The amount of loss absorbed was $2.0 million, $2.8 million, and $15.2 million for the six months ended June 30, 2011 and 2010, and for the period from September 22, 2006 (inception) to June 30, 2011.

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

On January 1, 2011, the Company granted its employees 623,000 options, in the aggregate, to purchase common shares at an exercise price of $8.00 per share. The options generally vest over a period of four years from the grant date and expire 10 years from the grant date. The grant date fair value of the options aggregated to $1.9 million and was calculated using the following assumptions determined as of the date of grant: estimated fair value of the common stock of $5.10, expected term of 6.25 years, risk free interest rate of 2.0%, an estimated volatility of 75.2%, and a dividend yield of 0%. The expected term of options granted to employees was based upon the simplified method allowed for “plain vanilla” options as described by SEC SAB No. 107. The fair value will be charged to operations over the remaining vesting periods commencing on the employee’s hire date or the grant date, depending upon terms of individual grants.

On June 30, 2011, the Company’s board of directors authorized the re-pricing of all outstanding stock options, changing the exercise price from $8.00 or $8.50 to $5.50 per option. In accordance with ASC 718-20-35-3, the Company computed the additional compensation cost as the fair value of the new awards in excess of the fair value of the original awards immediately before their terms were modified, using the Black-Scholes pricing model. This calculation used the following assumptions determined as of June 30, 2011: estimated fair value of the common stock of $5.10, remaining terms ranging from 4.75 years to 5.89 years (depending on the date of the original grant), risk free interest rate of 1.76%, an estimated volatility of 96.5%, and a dividend yield of 0%. The modification affected 1,240,000 options and resulted in aggregate additional compensation cost of $0.4 million. Of the total additional compensation cost, $0.2 million was expensed immediately as it related to options which were vested as of June 30, 2011, and $0.2 million will be expensed through 2014.

Due to the significant number of equity transactions that occurred during June of 2011, including the stock option modification discussed above and the stock option and the stock appreciation rights issuances discussed below, the Company re-examined its volatility estimate and consequently increased it from 75.2% to 96.5% on a prospective basis. The Company estimates volatility in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-based Payment” based on an analysis of expected volatility of share trading prices for a peer group of companies. Over a period of time similar to that of the expected option life, the volatility in share price of these alternative energy and clean-tech companies averaged 70.4%. To account for the fact that the Company is in the development stage and can be expected to have a higher volatility at its present stage than the average of the comparable companies, the Company adjusted upward its volatility estimate. Specifically, the Company estimated its share volatility by calculating the average volatility of those members of its peer group that exhibited volatility measures in the top quartile of the group. Using this approach, the Company determined that a volatility estimate of 96.5% is appropriate in its fair value calculations.

On June 30, 2011, the Company’s board of directors authorized the grant of 616,000 options to employees, in the aggregate, to purchase common shares at an exercise price of $5.50 per share. Of the 616,000 options authorized, 351,000 were granted on June 30, 2011 and 265,000 were reserved to be granted to employees hired during the third quarter of 2011. The options generally vest over a period of four years from the grant date and expire 10 years from the grant date. The fair value of the options when granted on June 30, 2011 aggregated to $1.4 million and was calculated using the Black-Scholes pricing model with the following assumptions determined as of the date of grant: estimated fair value of the common stock of $5.10, expected term of 6.25 years, risk free interest rate of 1.76%, an estimated volatility of 96.5%, and a dividend yield of 0%. The expected term of options granted to employees was based upon the simplified method allowed for “plain vanilla” options as described by SEC SAB No. 107. The fair value will be charged to operations over the remaining vesting periods commencing on the employee’s hire date or the grant date, depending upon terms of individual grants.

The weighted average period over which options not vested as of June 30, 2011 are expected to vest is 36 months. During the three months ended June 30, 2011 and 2010, approximately $0.0 million and $0.1 million, respectively, was charged to operations related to all of these outstanding options. During the six months ended June 30, 2011 and 2010, and for the period from September 22, 2006 (inception) to June 30, 2011, approximately $0.5 million, $0.5 million, and $2.0 million, respectively, was charged to operations related to all of these outstanding options. The fair value related to unexercisable stock options issued as of June 30, 2011 totaled approximately $3.8 million and is expected to be expensed over the next four years.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Balance at December 31, 2008	—	$—	$—
Granted June 2009	1,072,500	$5.50	$2.70
Granted July 2009	45,000	$5.50	$2.83
Forfeited	(200,000)	$(5.50)	$(2.70)

Balance at December 31, 2009	917,500	$5.50	$2.37
Granted January 2010	322,000	$5.50	$3.80
Forfeited	(247,750)	$(5.50)	$(2.95)

Balance at December 31, 2010	991,750	$5.50	$2.68
Granted January 2011	623,000	$5.50	$3.27
Granted June 2011	351,000	$5.50	$3.96
Forfeited	(374,750)	$(5.50)	$(2.98)

Balance at June 30, 2011	1,591,000	$5.50	$3.32

The weighted average grant date fair value for vested options as of June 30, 2011 was $2.93. The weighted average grant date fair value for unvested options as of June 30, 2011 was $3.51.

The weighted average contractual life of outstanding stock options at June 30, 2011 was 9.0 years. The weighted average contractual life of vested and unvested stock options at June 30, 2011 was 8.3 years and 9.4 years, respectively. As of June 30, 2011, a total of 515,833 of the options granted were exercisable and the fair value of such options was $1.5 million. Because the Company has very little history from which to estimate forfeiture of options or grants, it accounts for such forfeitures prospectively, that is, in the period in which they actually occur.

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

As of June 30, 2011, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0.00 and the aggregate intrinsic value of currently exercisable stock options was $0.00. The intrinsic value of each option share is the difference between the estimated fair value of the Company’s stock and the exercise price of such option.

No stock options have been exercised as of June 30, 2011.

Stock Appreciation Rights

In November 2010, the Company issued one million Stock Appreciation Rights (“SARs”) to Mr. Harris, its President and Chief Operating Officer, under the 2009 Plan. The vesting of these SARs was tied to continued employment with the Company and the accomplishment of certain milestones. Mr. Harris resigned from the Company during the first quarter of 2011, forfeiting all such SARs. The impact on all periods presented was not material.

In June 2011, the board of directors authorized the grant of one million SARs at a base grant price of $5.50 per share to its newly appointed Chief Executive Officer under the 2009 Plan. The SARs have a ten-year term and will vest in equal quarterly installments over a two-year period. In the event of a change of control (as defined in the 2009 Plan) or a qualified public offering (as defined in the executive’s employment agreement), the SARs will become 100% vested. The grant date fair value of the SARs aggregated to $3.8 million and was calculated using the Black-Scholes pricing model with the following assumptions determined as of the date of grant: estimated fair value of the common stock of $5.10, expected term of 5.75 years, risk free interest rate of 1.55%, an estimated volatility of 96.5%, and a dividend yield of 0%. The fair value will be charged to operations over the remaining vesting periods commencing on the grant date. For the six months ended June 30, 2011, compensation expense related to these SARs of $0.1 million was charged to selling, general and administrative expense.

Note 8 Related Party Transactions

As described in Note 5, the Company’s principal shareholder has funded notes payable in support of the Company’s operations. These notes payable provide for the accrual of interest through their June 30, 2012 maturity date and $7.2 million and $4.8 million, of such accrued interest is included in accrued expenses-related party as of June 30, 2011 and December 31, 2010, respectively. In addition, the Company’s principal shareholder has invoiced the Company for loan origination costs, loan and corporate oversight expenses, and out-of-pocket costs related to strategic and capital markets assistance. During the three months ended June 30, 2011, the amount of such reimbursable costs invoiced to the Company was $0.7 million, which the Company has recorded as selling, general and administrative expense. The total amount of such accrued expenses as of June 30, 2011 was $0.8 million and is included in accrued expenses-related party on the accompanying consolidated balance sheet. The Company’s principal shareholder has indicated that it will not seek repayment of these accrued amounts until significant new funding is obtained from an unaffiliated source.

Note 9 Subsequent Events

On each of July 13, 2011 and August 9, 2011, PetroTech funded $2.2 million to PA LLC pursuant to the terms of separate senior secured term notes. The notes provide for interest at an annual rate of 12%, which is accrued as a payment-in-kind liability, and is due on June 30, 2012.

On July 26, 2011, the Company announced that Peter Sherlock joined the Company as Chief Operating Officer and James Dietz, who had been serving as Vice President of Finance and Accounting, was appointed Chief Financial Officer.

On August 2, 2011, the Company purchased the land on which it has constructed its demonstration-scale development facility for its production process in Fellsmere, Florida. The purchase price paid was $130,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve numerous risks and uncertainties, such as statements of the Company’s (as defined below) plans, objectives, expectations, and intentions. Actual results could differ materially from those anticipated in the forward-looking statements. The following discussion and analysis should be read in conjunction with the Company’s financial statements and related notes, each included elsewhere in this report.

Business

PetroAlgae Inc. (the “Company”) is a technology development and licensing company that is currently working with prospective licensees to deploy a highly efficient biomass production platform to address existing and growing unmet needs in the global agriculture and energy markets. PetroAlgae believes that its proprietary technology, including its light and environmental management systems, will enable its licensees to grow aquatic microorganisms at a rate that substantially exceeds their natural growth rates. The Company expects to deploy its technology on a commercial-scale to produce two end-products: a carbohydrate-rich biomass and a protein, referred to as the biocrude and protein products, respectively. The biocrude product is suitable as an alfalfa feed substitute for grazing animals and may also be used to produce renewable fuels which are functionally compatible with the petroleum-based fuels they would replace. The protein product is a high-quality substitute for high-value animal feedstocks such as fishmeal and may be further developed as a high-quality human food ingredient. The productivity supported by the Company’s technology leads to low biomass production costs, which the Company believes will enable the production of renewable products without dependency on government subsidies.

The Company’s prospective licensees are comprised primarily of multinational agriculture and animal feed businesses, well-capitalized national oil companies, independent refiners, and power companies that have the ability to rapidly deploy one or more of its standard license units, each consisting of a 5,000 hectare micro-crop production facility.

The Company intends to generate licensing fees and royalties from licensees in the global agriculture and energy markets. The Company believes that its licensing approach will provide it with a steady, highly-profitable and reliable revenue stream, while requiring only minimal capital expenditures by the Company, as its licensees will incur the costs associated with the development and construction of bioreactors and the associated processing facilities.

The End-Products Produced By the Company’s Technology

The Company’s biocrude product is a renewable cellulosic feedstock. Pilot scale testing has demonstrated it can be efficiently converted to diesel, jet fuel, and other fuel products in the existing refinery infrastructure. The Company’s biocrude product is also suitable as a feedstock for the production of py oil and as a combustible fuel for power generation. The resulting end-products are “drop-in” fuel products that are functionally compatible with petroleum-based fuels and can be used in the existing petroleum distribution infrastructure. In addition, the feedstock can be converted directly into hydrocarbon transportation fuels at the production facility without the need for a refinery (i.e., through a combination of pyrolysis and hydroprocessing). The Company’s biocrude product will address both mandates for renewable content in fuels, as well as the environmental and political demand for fuel independence within the approximately $2.5 trillion fuels market.

The Company recently developed and validated an alternate use for its biocrude product that, with minimal modifications, provides a second animal feed product. The Company believes this product will serve the rapidly growing demand for ruminant feed, which is driven primarily by the growth of dairy and beef production in developing markets. Shortages of forage are projected to develop as this demand grows, and forage prices increase rapidly. As a nearly direct replacement for alfalfa, this feed product provides a valuable alternative to fill this gap.

The Company’s protein product is a high quality protein source for animal feed and the Company believes that it will be used for human nutrition as well. Subject to requisite regulatory approvals, the Company’s current protein product can be delivered directly into the existing supply chains for animal feed. In addition, the Company is developing a protein product targeted for human consumption thereby allowing its licensees to address the global protein shortage, which is currently $63 billion annually.

For licensees engaged in the energy market, the value of the Company’s protein products will offset the cost of production, resulting in biocrude produced at a low marginal cost, thereby reducing the impact of crude oil price variations on their expected competitiveness. Similarly, for protein-focused licensees, the value of the Company’s biocrude and feed products will offset the cost of producing its protein product.

Revenues

The Company expects to generate revenues from license fees and royalties that it will earn from license agreements, pursuant to which licensees will license from the Company the right to build and operate the bioreactors and associated processing facilities that make up the Company’s technology platform. The Company expects these license agreements will provide for the payment of license fees generally over a three- to four-year construction period of its licensees’ facilities. As these facilities become operational, the Company also expects to earn royalties on its licensees’ sales of the biocrude and protein end-products produced by its technology.

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

The Company has achieved a number of significant milestones since it was founded in September 2006. The Company’s focus has been on the creation and development of growth and harvesting technologies for the commercial-scale production of aquatic biomass that can be processed for sale into existing agriculture and energy markets. To do this, the Company committed significant resources to research and development efforts, including completing a working demonstration facility in June 2009 to test, refine and exhibit the Company’s technology and processes. Since the completion of its working demonstration facility, the Company has conducted extensive internal and third-party testing (both customer and academic) of its biocrude, protein and feed end-products to validate their commercial viability. Although the Company continues to test and refine its technology and processes, the Company is now also focused on building its customer pipeline and entering into memoranda of understanding (“MOUs”) and ultimately license agreements with its prospective licensees.

The Company’s key milestone achievements to date are as follows:

•

Over the past five years, the Company has spent $54.7 million on the research and development of its growth and harvesting technologies. The Company spent these funds on experimentation and testing, developing processes and equipment, and building the infrastructure and databases necessary to support its technology, including the construction of its working demonstration facility.

•

During 2007 and 2008, the Company developed its proprietary growth algorithms—the complex mathematical formulas it uses to determine the correct harvesting density and sunlight exposure of the biomass.

•

During 2009, the Company built its business development team and signed its first MOU with a prospective licensee. To date, the Company continues to sign MOUs with prospective licensees and has begun to enter into demonstration facility agreements or license agreements with these parties.

•

In June 2009, the Company completed its working demonstration facility consisting of multiple bioreactors (approximately one hectare each) that display its technology and processes and demonstrate the micro-crop yield that each bioreactor can generate.

•

In November 2009, the Indonesian Ministry of Agriculture approved the Company’s protein product as an approved raw material for use in animal feed. The Company is in the process of obtaining additional animal feed approvals in other jurisdictions.

•	In November 2010, the Company entered into a license agreement for a phased system in South America, with initial construction beginning in 2011.

•

In October 2010, the Company signed an agreement with CECEP-CQ, pursuant to which CECEP-CQ agreed to build the first stage of a commercial facility in Hainan province, China. The Company expects the initial phase construction to begin in 2011.

•	During 2009 and 2010, independent laboratories tested the Company’s products with the following positive results:

•	combustion firing of the Company’s biocrude for the production of power;

•	coker testing of the Company’s biocrude at a U.S.-based testing facility jointly owned and managed by over 30 large refiners and industry participants;

•	pyrolysis testing on a preliminary basis at two commercial testing facilities and one government testing facility;

•	initial fermentation testing conducted using tailored enzymes;

•	protein yield and composition testing;

•	protein testing for digestibility, palatability and efficacy in a number of animal species; and

•	biocrude-derived animal feed product development and successful testing with dairy cows in conjunction with a major U.S. university.

Sales Cycle

In order to be successful, the Company will need to demonstrate to its prospective licensees that the economic returns from a standard license unit are sufficient to justify the significant capital required to construct its licensed facilities. Because of the significant financial commitment required by its licensees, the Company expects that its sales cycle will often exceed 12 months and will generally include:

•

extensive due diligence by its prospective licensees, including site visits to the Company’s working demonstration facility, a review of the technical aspects of the Company’s technology and processes, an economic analysis that provides an understanding of operational growth, harvest and processing, and customer specific deployment considerations;

•	the entry into an MOU that sets forth the basic commercial terms of the Company’s relationship with the prospective licensee;

•

the Company’s participation and assistance with customer-specific site selection and the preparation of a tailored operational and economic model that takes into account local environmental conditions, costs of labor and other material expenses; and

•	the entry into a final license agreement that sets forth final terms to enable the Company’s licensees to begin constructing its license units.

At least for the Company’s initial licensees, the Company may agree to the establishment of various technical milestones validating the productivity of its technology and processes at commercial scale. In such instances, those initial licensees would generally only be obligated to pay the Company license fees if its technology and processes meet contractually prescribed criteria, such as targeted growth rates, during an initial validation phase.

As the number of license units deployed worldwide increases, the Company expects to hire and train additional deployment teams. The Company’s management believes that its capital-light approach will result in sufficient gross margins to the Company, enabling its expected rapid growth.

The Company expects to continue to incur losses in 2011. The amount and timing of its future losses are highly uncertain. The Company’s ability to achieve and thereafter sustain profitability will be dependent upon, among other things, entering into license agreements and receiving milestone payments from customers.

Results of Operations

Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010

Revenue. No revenue has been recognized in the three- or six-month periods ended June 30, 2011 or 2010.

Total costs and expenses. Total costs and expenses decreased by $0.3 million, or 4.2%, to $7.5 million in the three months ended June 30, 2011 as compared to the same period in 2010. For the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, total costs and expenses decreased by $1.1 million, or 6.5%, to $15.5 million. The decrease in the comparative quarters was attributable to a decrease in research and development expenses, partially offset by an increase in interest expense. The decrease in the comparative six-month periods was primarily due to decreases in selling, general and administrative expenses and research and development expenses, partially offset by an increase in interest expense.

Selling, general and administrative expenses. Selling, general and administrative expenses include senior management and overhead costs, business development expenditures, system infrastructure support costs, finance and accounting costs, and intellectual property management costs. Selling, general and administrative expenses increased $0.2 million, or 6.6%, to $3.2 million in the three months ended June 30, 2011 as compared to the same period in 2010. The increase in such expenses included a $0.8 million write-off of previously capitalized costs relating to a proposed securities offering. As of June 30, 2011, the passage of over 90 days without the completion of an amended filing or actual marketing of the offering necessitated this charge. Selling, general and administrative expenses also included a $0.7 million expense recorded in the second quarter of 2011 related to the accrual of reimbursements payable to the Company’s principal shareholder for loan costs and other out-of-pocket expenses incurred related to strategic and capital-related oversight and support provided to the Company. These increases were partially offset by a $0.3 million decline in equity compensation expense, resulting from termination-related forfeitures of employees whose roles were classified as selling, general and administrative. Additional offsetting decreases in selling, general and administrative expenses were attributable to $0.5 million in payroll-related cost savings resulting from a 47.2% reduction in headcount and $0.6 million reduction in the utilization of external consultants during the quarter ended June 30, 2011 as compared to the same period in 2010.

For the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, selling, general and administrative expenses decreased by $0.6 million, or 9.8%, to $5.9 million. In addition to the payroll-related and consulting-related savings mentioned above, expenses related to external consultants were reduced an additional $0.3 million for the six months ended June 30, 2011 as compared to the same period in 2010 in an effort to improve the efficiency of the Company’s operations. For the first six months of 2011 as compared to 2010, equity compensation expense decreased by $0.5 million, in addition to the decrease mentioned above for the second quarter, due to certain awards becoming fully amortized during 2010 related to employees whose roles were classified as selling, general and administrative. These decreases were partially offset by the charges mentioned above related to the write-off of previously capitalized securities offering costs ($0.8 million) and reimbursements accrued to the Company’s principal shareholder ($0.7 million.)

Research and development expenses. Research and development costs include the research and experimentation of the various system components and the design and construction of the commercial-scale pilot system for customer demonstration. These expenses decreased by $1.1 million, or 30.4%, to $2.6 million in the three months ended June 30, 2011 as compared to the same period in 2010. A 20.0% reduction in research and development headcount accounted for $0.7 million of the decrease and the remainder of the decrease was attributable to savings related to reduced utilization of external consultants. During the six months ended June 30, 2011 as compared to the same period in 2010, research and development expenses declined by $1.4 million, or 18.6%, to $6.3 million. In addition to savings in the areas of payroll and external consultants ($1.4 million for the six-month period), the Company decreased spending by $0.3 million as more cost-effective materials and supplies were sourced for research and development. These decreases were partially offset by an increase in equity compensation expense of $0.6 million, which was primarily related to the accelerated vesting of restricted ownership units held by an employee terminated during the period as well as the stock options issued during the first six months of 2011.

Interest expense – related party. Interest expense on notes payable – related party increased by $0.6 million, or 64.6%, to $1.6 million in the three months ended June 30, 2011 as compared to the same period in 2010. For the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, interest expense – related party increased by $1.0 million, or 55.4%, to $2.9 million. These increases were due to additional funding of the Company’s operations through notes payable from related parties over the last year. The balance of these notes totaled $65.2 million at June 30, 2011 and $39.3 million at June 30, 2010.

Depreciation expense. Depreciation expense decreased by $21,000, or 8.4%, to $234,000 in the three months ended June 30, 2011 from $255,000 in the same period in 2010. For the six months ended June 30, 2011 as compared to the same period in 2010, depreciation expense decreased by $34,000, or 6.6%, to $480,000. The decrease during each of the 2011 periods as compared to the same periods in 2010 was due to assets which were fully depreciated or impaired over the last year, offset by the addition of new capital assets.

Non-controlling interest. As of June 30, 2011 and 2010, non-controlling interests collectively owned approximately 12.7% and 13.2% of PA LLC, respectively, and have been attributed their respective portion of the loss of PA LLC. The amount of loss assigned to non-controlling interests was $1.0 million and $1.3 million for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, non-controlling interests were assigned $2.0 million and $2.8 million of the net loss, respectively.

Liquidity and Capital Resources

Overview

To date, the Company has financed its operations primarily through loans from, and debt securities issued to, its principal shareholder. To a lesser extent, the Company has also raised funds by issuing equity securities to unrelated third parties. Since its inception through June 30, 2011, the Company has raised in the aggregate $95.1 million in debt and equity investments, with $85.2 million of this total raised from its principal shareholder and $9.9 million raised from unrelated third parties.

Sources and Uses of Cash

At June 30, 2011, the Company had unrestricted cash and cash equivalents of $4.1 million, compared to $1.1 million at December 31, 2010.

Cash flows used in operating activities totaled $9.6 million in the six months ended June 30, 2011 compared to $11.2 million in the same period in 2010. The decrease in cash usage was primarily attributed to decreased payroll costs due to a lower headcount ($1.3 million) and cost savings resulting from less utilization of external consultants ($0.9 million) for the six months ended June 30, 2011 as compared to the same period in 2010.

Cash flows used in investing activities totaled $0.4 million in the six months ended June 30, 2011, compared to $0.6 million in the same period last year. The decline in expenditures between the two periods reflects the purchase of less equipment in the first half of 2011 than the first half of 2010 since the Company’s technology development and laboratory testing are approaching completion.

Cash flows provided by financing activities totaled $12.9 million in the six months ended June 30, 2011, compared to $10.3 million during the six months ended June 30, 2010. For the six months ended June 30, 2011 and 2010, cash raised from the issuance of common stock and warrants decreased by $7.5 million while borrowings under notes payable-related party increased by $9.6 million.

Senior Secured Credit Financings

Affiliates of the Company have provided borrowings under a senior secured structure, as described in more detail below:

As of June 30, 2011
Note Payable to Valens U.S. SPV I, LLC	$417,512
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2012
Notes Payable to PetroTech	35,447,089
- Interest accrues monthly at an annual rate of 12%
- Notes are due on June 30, 2012
Convertible Note Payable to PetroTech	10,000,000
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2012 unless converted to common shares as described below
Up to $25,000,000 Note Payable to PetroTech	19,327,537
- Interest payable monthly and is drawn into note on a monthly basis at Prime + 2% (5.25% at June 30, 2011 and December 31, 2010)
- Note is due on June 30, 2012
- Permits additional draws to fund interest. Maximum balance of this note is limited to $25,000,000

Total Notes Payable - Related Party	$65,192,138

As of June 30, 2011, the principal balance of notes payable – related party has been reclassified to current liabilities on the accompanying consolidated balance sheet as the maturity date is within one year. The notes payable – related party are secured by all of the Company’s assets. The convertible note payable allows the holder to convert all or any portion of the issued and outstanding principal amount and/or accrued interest and fees then due into shares of the Company’s common stock at a fixed conversion price of $5.43 per share.

Each note payable and the related master security agreement and equity pledge and corporate guaranty agreement contain provisions that specify events of default which could lead to acceleration of the maturity of the debt. These provisions prohibit the encumbrance or sale of the Company’s assets and require maintenance and insurance of the Company’s assets. The loan agreements do not contain any required financial ratios or similar debt covenants. Generally, an event of default would arise if the Company became insolvent, filed for bankruptcy, allowed a change in control or had unresolved judgments against its assets. As of June 30, 2011, none of these events had occurred.

Interest charged to operations on these notes, including amortization of original issue discount, was $1.6 million and $0.9 million during the three months ended June 30, 2011 and 2010, respectively. Interest expense-related party was $2.9 million, $1.9 million, and $12.4 million during the six months ended June 30, 2011, 2010, and the period from September 22, 2006 (inception) to June 30, 2011, respectively.

The principal amount of debt obligations as of June 30, 2011 was $65.2 million, of which $19.3 million was outstanding at a floating rate of 2% over the prime interest rate and $45.9 million was outstanding at a fixed rate of 12%. Floating rate borrowings will lead to additional interest expense if interest rates increase. The Company enters into loan arrangements when needed and borrowings are subject to interest rate risk because changes in the prime interest rate may have an effect on interest rate expense.

The following table discloses aggregate information about the Company’s contractual obligations and period in which payments are due as of June 30, 2011:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt: principal	$65,192,138	$65,192,138	$—	$—	$—
Debt: accrued interest to date (1)	7,174,764	7,174,764	—	—	—
Debt: estimated future interest (2)	6,543,199	6,543,199	—	—	—
Operating lease commitments	1,075,184	528,749	546,435	—	—

Total contractual obligations	$79,985,285	$79,438,850	$546,435	$—	$—

(1)	Represents the amount of interest that has been accrued through the balance sheet date on approximately $45.9 million of outstanding debt at an annual rate of 12%. This amount is due at the June 30, 2012 maturity date of the related debt.
(2)	Estimated future interest represents the amount of interest expected to accrue until the maturity date of the related debt, which in all cases is June 30, 2012. The estimated amount is calculated from the current balance sheet date through maturity based upon the principal balance of each note and the applicable interest rate, which is compounded monthly at prime + 2% (assumed to be 5.25%) on approximately $19.3 million of debt and calculated on a non-compounded basis at 12% on the remaining principal amount.

The Company is currently in the development stage at June 30, 2011 as it is continuing the development of its product and has not yet recognized any revenues. The Company intends to transition from the development stage to operational status during 2011 depending upon the timing and extent of success achieved in accomplishing its business development milestones. The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has never been profitable and has incurred significant losses and cash flow deficits. For the six months ended June 30, 2011 and 2010, and the period from September 22, 2006 (inception) to June 30, 2011, it reported net losses before non-controlling interest of $15.5 million, $16.6 million, and $126.7 million, respectively, and negative cash flow from operating activities of $9.6 million, $11.2 million, and $76.8 million, respectively. As of June 30, 2011, the Company had an aggregate accumulated deficit of $111.5 million. The Company anticipates that operations will continue to report losses and negative cash flow during the remainder of 2011. As a result of these net losses, cash flow deficits, and other factors, there is a substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. The Company is currently dependent on funding from its principal shareholder. The principal balance of notes payable – related party and the interest payable thereon is due June 30, 2012. The Company is currently exploring various strategies to raise additional funding. If the Company’s ability to generate cash flow from operations is delayed beyond 2011 and the it is unable to raise additional funding (including from its principal shareholder), the Company will be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2011, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011. The respective carrying values of certain financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, accounts payable, and accrued expenses. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate the amounts expected to be received or paid.

The carrying value of the Company’s fixed-rate notes payable-related party approximate their fair value based on the current market conditions for similar debt instruments.

Long-Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest permanent impairment. Specifically, senior management of the Company considers in each reporting period the effectiveness of the Company’s significant assets to determine if impairment indicators such as physical deterioration, process change or technological change have resulted in underperformance, obsolescence or a need to replace such assets. When the Company identifies an impairment indicator, it measures the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds its best internal estimate of the value of the asset while it remains in use, plus any proceeds expected from the eventual disposal of the impaired asset. Since the Company uses most of its property and equipment to demonstrate its technology to prospective customers and not to generate revenues or cash flows, a cash flow analysis of the assets is not practicable. Instead, a depreciated replacement cost estimate is used for assets still in service and equipment secondary market quotes are obtained for assets planned for disposal.

During the second quarter of 2011, the Company identified certain changes in its process development plans that eliminated or changed the need or expected use of certain assets. As a result, an impairment charge of $0.3 million to reduce these assets to their estimated realizable value was recorded as a reduction of property and equipment and an addition to research and development expense during the six months ended June 30, 2011. No impairment indicators were noted in the six months ended June 30, 2010 and the Company’s process of monitoring these assets was unchanged during this period.

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

The effect of 2,592,143 and 2,592,143 weighted average warrants and 1,478,036 and 1,523,667 weighted average options were not included for the three and six months ended June 30, 2011, respectively, as they would have had an antidilutive effect. The effect of 2,801,030 and 2,606,936 weighted average warrants and 1,110,775 and 1,152,213 weighted average options were not included for the three and six months ended June 30, 2010, respectively, as they would have had an antidilutive effect.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation. This Statement requires that the cost resulting from all stock-based transactions be recorded in the consolidated financial statements. The Statement establishes fair value as the measurement objective in accounting for stock-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for stock-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in stock-based payment transactions. (See Note 7 in the accompanying consolidated financial statements).

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

Accounting Standards Not Yet Effective

In May 2011, the FASB issued ASU No. 2011-04 to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances certain disclosure requirements, primarily for level 3 fair value measurements. ASU 2011-04 will be effective for the Company’s fiscal year beginning January 1, 2012. Early adoption is not permitted. The Company is currently evaluating the impact of this new guidance, but management does not expect it to have a material impact on the consolidated financial statements.

In June 2011, FASB issued ASU 2011-05. ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 will only impact presentation of and will not have any substantive effect on the Company’s consolidated financial statements or on its financial condition.

Subsequent Events

On each of July 13, 2011 and August 9, 2011, PetroTech funded $2.2 million to PA LLC pursuant to the terms of separate senior secured term notes. The notes provide for interest at an annual rate of 12%, which is accrued as a payment-in-kind liability, and is due on June 30, 2012.

On July 26, 2011, the Company announced that Peter Sherlock joined the Company as Chief Operating Officer and James Dietz, who had been serving as Vice President of Finance and Accounting, was appointed Chief Financial Officer.

On August 2, 2011, the Company purchased the land on which it has constructed its demonstration-scale development facility for its production process in Fellsmere, Florida. The purchase price paid was $130,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to interest rate risk is related to its borrowings. The principal amount of the Company’s debt obligations as of June 30, 2011 was $65.2 million, of which $19.3 million was outstanding at an annual floating rate of 2% over the prime interest rate and $45.9 million was outstanding at a fixed annual rate of 12%. Floating rate borrowings will lead to additional interest expense if interest rates increase. The Company enters into loan arrangements when needed and borrowings are subject to interest rate risk because changes in the prime interest rate will have an effect on interest rate expense.

If interest rates would have increased by 1.0%, the additional interest expense for the six months ended June 30, 2011 would have been $0.1 million. A similar increase in interest rates for the six months ended June 30, 2010 would have resulted in approximately $0.1 million in additional interest expense.

Exchange Rate Risk

The Company is currently not subject to foreign exchange risk as a result of exposures to changes in currency exchange rates. Under the license agreements that the Company expects to enter into in the future with non-U.S. licensees, a portion of its license and royalty fee revenue may be denominated in currencies other than the U.S. dollar. Many of the Company’s costs, however, including most of the costs of its employees who the Company expects to support the operations of its licensees, and its research and development costs, will be denominated in U.S. dollars. The Company expects that fluctuations in the value of these revenues and expenses as measured in U.S. dollars will affect its results of operations, and adverse currency exchange rate fluctuations may have a material impact on its future financial results.

Commodity Price Risk

The Company’s technology, once commercialized, will be used to produce biocrude for the energy market and protein for the agriculture market, each of which may directly or indirectly compete with existing commodities. In particular, the Company expects that the price its licensees will obtain from the sale of these products will most directly be impacted by market prices for crude oil and petroleum-based fuels, and protein, respectively. These market prices, particularly for crude oil and petroleum-based fuels, can be volatile, and can be influenced by factors such as global demand, availability of supply, weather, political events and the market price of alternative forms of energy, all of which are factors beyond the Company’s control.

Significant fluctuations in these commodity prices could impact the profitability of the Company’s technology to its licensees, and therefore the demand for the Company’s technology, and could also affect the amount of royalty revenues the Company receives from its licensees.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s management, including the Company’s principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in its periodic reports filed with the SEC.

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

Since the filing of the 10-K, there have been no material changes to the Company’s risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.1*	12% Secured Term Note, issued June 15, 2011

10.2*	12% Secured Term Note, issued July 13, 2011

10.3*	12% Secured Term Note, issued August 9, 2011

31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from PetroAlgae Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Consolidated Balance Sheets (Parenthetical) as of June 30, 2011 and December 31, 2010; (iii) Consolidated Statements of Operations for the three months ended June 30, 2011 and June 30, 2010, the six months ended June 30, 2011 and June 30, 2010 and the 58 months ended June 30, 2011; (iv) Consolidated Statement of Changes in Stockholders’ Deficit as of June 30, 2011, December 31, 2010 and December 31, 2009; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010 and the 58 months ended June 30, 2011; and (vi) Notes to the Consolidated Financial Statements.

These exhibits are available upon request. Requests should be directed to the Investor Relations Department at PetroAlgae Inc., 1901 S. Harbor City Blvd., Suite 600, Melbourne, FL 32901, telephone: 321-409-7500, email: investorrelations@petroalgae.com. The exhibit numbers preceded by an asterisk (*) indicate exhibits physically filed with this Form 10-Q. The exhibit number preceded by two asterisks (**) indicate exhibits included pursuant to Rule 406T of Regulation S-T and are deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROALGAE INC.

Date: August 15, 2011	By:	/s/ JAMES P. DIETZ
	Name:	James P. Dietz
	Title:	Chief Financial Officer