Form 10-Q
period 2011-09-30
PetroAlgae Inc.
filed 2011-11-14
CIK 927472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

There were 106,920,730 shares of common stock with a par value of $0.001 per share outstanding at November 11, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$6,715,379	$1,140,882
Restricted cash	—	2,325,000
Prepaid expenses	115,325	102,016
Other current assets	67,682	—

Total current assets	6,898,386	3,567,898
Property and equipment	4,282,494	4,194,629
Accumulated depreciation	(2,924,823)	(2,292,952)

Net property and equipment	1,357,671	1,901,677
Deposits	67,614	24,814
Other non-current assets	—	830,375

Total assets	$8,323,671	$6,324,764

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$853,820	$1,569,715
Accrued expenses	1,231,285	2,189,561
Accrued expenses - related party	9,555,043	4,807,135
Deferred revenue	591,749	500,000
Liabilities related to equity issuance	—	100,000
Current portion of notes payable - related party	72,052,615	—
Other current liabilities	—	2,000,000

Total current liabilities	84,284,512	11,166,411
Deferred rent	31,780	—
Notes payable - related party	—	51,662,734

Total liabilities	84,316,292	62,829,145

Stockholders’ deficit:
Preferred stock - $.001 par value, 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock - $.001 par value, 300,000,000 shares authorized; 106,920,730 and 106,933,230 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	106,921	106,933
Paid in capital	39,082,301	37,823,248
Deficit accumulated during the development stage	(117,077,567)	(98,022,859)

PetroAlgae Inc. stockholders’ deficit	(77,888,345)	(60,092,678)
Non-controlling interest	1,895,724	3,588,297

Total stockholders’ deficit	(75,992,621)	(56,504,381)

Total liabilities and stockholders’ deficit	$8,323,671	$6,324,764

See the accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period From September 22, 2006 (Inception) Through September 30,
	2011	2010	2011	2010	2011
Revenue	$—	$—	$—	$—	$—

Costs and expenses:
Selling, general and administrative	2,206,280	2,718,105	8,074,208	9,447,354	58,740,637
Research and development	2,183,312	3,689,642	8,462,806	11,184,021	56,931,803
Interest expense - related party	1,767,864	1,060,121	4,646,195	2,912,155	14,129,253
Depreciation	188,912	258,712	669,124	772,732	3,259,613

Total costs and expenses	6,346,368	7,726,580	21,852,333	24,316,262	133,061,306

Net loss before non-controlling interest	(6,346,368)	(7,726,580)	(21,852,333)	(24,316,262)	(133,061,306)
Net loss attributable to non-controlling interest	805,989	1,019,909	2,797,625	3,842,232	15,983,739

Net loss attributable to PetroAlgae Inc.	$(5,540,379)	$(6,706,671)	$(19,054,708)	$(20,474,030)	$(117,077,567)

Basic and diluted common shares outstanding	106,920,730	106,917,360	106,920,730	106,664,896

Basic and diluted loss per share	$(0.05)	$(0.06)	$(0.18)	$(0.19)

See the accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficit

Period From Inception (September 22, 2006) to September 30, 2011

(Unaudited)

	Common Stock Shares	Amount	Paid in Capital	Non-Controlling Interest	Deficit Accumulated During the Development Stage	Total
Balance - December 31, 2009	106,229,356	$106,229	$24,115,788	$(4,529,206)	$(60,012,830)	$(40,320,019)

Return of common stock for other current asset	(106,126)	(106)	(341,620)	—	—	(341,726)
Shares issued for cash	810,000	810	6,479,190	—	—	6,480,000
Shares issued with put option or purchase price guaranty, net of purchase price guaranty expirations	—	—	7,400,000	—	—	7,400,000
Amortization of PA LLC interests to employees	—	—	(794)	12,903,744	—	12,902,950
Amortization of options issued to employees	—	—	922,549	—	—	922,549
Amortization of unearned services	—	—	1,531,250	—	—	1,531,250
Loss attributable to non-controlling interest	—	—	—	(6,469,356)	—	(6,469,356)
PA LLC units returned for surrendered technology license	—	—	(2,283,115)	1,683,115	—	(600,000)
Net loss	—	—	—	—	(38,010,029)	(38,010,029)

Balance - December 31, 2010	106,933,230	$106,933	$37,823,248	$3,588,297	$(98,022,859)	$(56,504,381)

Put option exercised by former executive	(12,500)	(12)	12	—	—	—
Amortization of PA LLC interests to employees	—	—	(817)	1,105,052	—	1,104,235
Amortization of options issued to employees	—	—	698,801	—	—	698,801
Amortization of stock appreciation rights issued to executive	—	—	561,057	—	—	561,057
Loss attributable to non-controlling interest	—	—	—	(2,797,625)	—	(2,797,625)
Net loss	—	—	—	—	(19,054,708)	(19,054,708)

Balance - September 30, 2011	106,920,730	$106,921	$39,082,301	$1,895,724	$(117,077,567)	$(75,992,621)

See the accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		For the Period From September 22, 2006 (Inception) Through September 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(21,852,333)	$(24,316,262)	$(133,061,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount	—	375,000	1,453,000
Amortization of Company options	698,801	687,468	2,210,003
Amortization of stock appreciation rights	561,057	—	561,057
Amortization of unearned services	—	1,181,250	3,150,000
Amortization of PA LLC interests to employees	1,104,235	1,234,813	18,711,764
Expenses paid and interest added to notes payable - related party	764,881	726,034	11,114,364
Expenses paid by issuance of common stock	—	—	1,214,230
Depreciation	669,124	772,732	3,259,613
Impairment loss	409,674	—	588,773
(Gain) loss on disposition of equipment	(7,834)	460	181,762
Write-off of other non-current assets	830,375	—	1,286,764
Decrease in restricted cash	325,000	—	—
(Increase) in prepaid expenses	(13,309)	(3,916)	(134,939)
(Increase) in other current assets	(67,682)	—	(67,682)
(Increase) in deposits	(42,800)	—	(48,000)
(Increase) in other non-current assets	—	(27,483)	(109,720)
(Decrease) increase in accounts payable	(592,210)	189,935	(90,792)
Increase in accrued expenses	3,665,947	1,815,100	8,472,546
Increase in deferred revenue	91,749	250,000	591,749
Increase in deferred rent	31,780	—	31,780

Net cash used in operating activities	$(13,423,545)	$(17,114,869)	$(80,685,034)

Cash flows from investing activities:
Proceeds from sale of asset	16,520	—	60,020
Acquisition of property and equipment	(543,478)	(785,010)	(5,447,839)

Net cash used in investing activities	$(526,958)	$(785,010)	$(5,387,819)

Cash flows from financing activities:
Member contributions	—	—	488,532
Reverse merger	—	—	99
Exercise of put option	(100,000)	—	(100,000)
Common stock and warrants issued for cash	—	6,380,000	27,980,000
Borrowings under note payable - related party	19,625,000	8,600,000	63,019,601
PA LLC units returned for cash and surrendered technology license	—	(600,000)	(600,000)
Issuance of common stock and warrants for cash	—	1,200,000	2,000,000

Net cash provided by financing activities	$19,525,000	$15,580,000	$92,788,232

Net increase (decrease) in cash	5,574,497	(2,319,879)	6,715,379
Cash and cash equivalents - beginning of period	1,140,882	2,679,302	—

Cash and cash equivalents - end of period	$6,715,379	$359,423	$6,715,379

Non-cash investing and financing activities:
Liability incurred for other non-current asset	$(555,000)	$1,152,000	$166,000
Stock and warrants issued for other liabilities, net	$(100,000)	$(4,500,000)	$—
Common stock issued for unearned services	$—	$—	$3,150,000
Issuance of shares for other current asset	$—	$—	$1,200,000
Return of common stock for other current asset	$—	$(342,000)	$(342,000)
Liability repaid with restricted cash	$2,000,000	$—	$—

See the accompanying notes to the consolidated financial statements.

PetroAlgae Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

Note 1 Organization

PetroAlgae Inc. (the “Company”) began its operations through its controlled subsidiary, PA LLC (formerly known as PetroAlgae LLC), on December 19, 2008, as a result of the reverse acquisition described below. PA LLC was formed by XL TechGroup, LLC (“XL Tech”, a related party and its sponsor and parent until December 19, 2008) on September 22, 2006 as a Delaware limited liability company to develop technologies to commercially grow, harvest and process micro-crops. PA LLC is a technology development and licensing company that is currently working with prospective customer licensees to construct a biomass production platform that allows its licensees to grow aquatic micro-crops at a rate that substantially exceeds their natural growth rates. The Company expects the commercial-scale build-out of its technology to produce two products: a protein concentrate and a carbohydrate-rich biomass, referred to as the Company’s protein and biocrude products. The protein product is expected to be a highly effective substitute for high-value animal feedstocks such as fishmeal and may be further developed as a high-value human food ingredient. The biocrude product is suitable as an alfalfa feed substitute for grazing animals and may also be used to develop renewable fuels which are functionally compatible with the petroleum-based fuels they would replace.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011. The respective carrying values of certain financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, accounts payable, and accrued expenses. Carrying values are assumed to approximate fair values for these financial instruments because they are short term in nature and their carrying amounts approximate the amounts expected to be received or paid.

The carrying value of the Company’s fixed-rate notes payable-related party approximate their fair value based on the current market conditions for similar debt instruments.

Long-Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest permanent impairment. Specifically, senior management of the Company considers in each reporting period the effectiveness of the Company’s significant assets to determine if impairment indicators, such as physical deterioration, process change or technological change, have resulted in underperformance, obsolescence or the need to replace such assets. When the Company identifies an impairment indicator, it measures the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds its best internal estimate of the value of the asset while it remains in use, plus any proceeds expected from the eventual disposal of the impaired asset. Since the Company uses most of its property and equipment to demonstrate its technology to prospective customers and not to generate revenues or cash flows, a cash flow analysis of the assets is not practicable. Instead, a depreciated replacement cost estimate is used for assets still in service and equipment secondary market quotes are obtained for assets planned for disposal.

During the second and third quarters of 2011, the Company identified certain changes in its process development plans that eliminated or changed the need or expected use of certain assets. As a result, impairment charges of $0.1 million for the last three months and $0.4 million for the nine months ended September 30, 2011 were recorded to reduce these assets to their estimated realizable values. These charges reduced property and equipment and increased research and development expense during the nine months ended September 30, 2011. No other impairment indicators were noted in the nine months ended September 30, 2010 and the Company’s process of monitoring these assets was unchanged during this period.

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

The effect of 2,592,143 and 2,592,143 weighted average warrants and 1,743,880 and 1,597,878 weighted average options were not included for the three and nine months ended September 30, 2011, respectively, as they would have had an antidilutive effect. The effect of 2,588,773 and 2,600,815 weighted average warrants and 1,022,891 and 1,108,632 weighted average options were not included for the three and nine months ended September 30, 2010, respectively, as they would have had an antidilutive effect.

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

Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements, nor does management expect it to have a material impact on the Company’s expected future revenues.

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

Accounting Standards Not Yet Effective

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”) to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, mainly for level 3 fair value measurements. ASU 2011-04 is effective for the Company’s fiscal year beginning January 1, 2012. Early adoption is not permitted. The Company is currently evaluating the impact of this new guidance, but does not expect it to have a material impact on the consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 will only impact presentation and will not have any effect on the Company’s consolidated financial statements or on its financial condition.

Note 2 Going Concern

As of September 30, 2011, the Company was in the development stage as it continues to develop its products and has not yet recognized any revenues. The Company intends to transition from the development stage to operational status during 2012 depending upon the timing and its success in achieving its business development milestones. The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has never been profitable and has incurred significant losses and cash flow deficits. For the nine months ended September 30, 2011 and 2010, and the period from September 22, 2006 (inception) to September 30, 2011, it reported net losses before non-controlling interest of $21.9 million, $24.3 million, and $133.1 million, respectively, and negative cash flow from operating activities of $13.4 million, $17.1 million, and $80.7 million, respectively. As of September 30, 2011, the Company had an aggregate accumulated deficit of $117.1 million. The Company anticipates that it will continue to report losses and negative cash flow during the remainder of 2011. As a result of these net losses, cash flow deficits, and other factors, there is a substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. The Company has been, and continues to be, wholly dependent on funding from its principal shareholder. The principal amount of debt obligations as of September 30, 2011 was $72.1 million. The principal balance of notes payable - related party and the interest payable thereon is due June 30, 2012. The Company has cash and cash equivalents of $6.7 million as of September 30, 2011 and anticipates having sufficient working capital to continue in business through June 30, 2012. However, if the Company’s ability to generate cash flow from operations is delayed beyond June of 2012 and it is unable to raise additional funding (including from its principal shareholder) and/or amend the terms of its notes payable-related party, the Company will be unable to continue its business beyond that date.

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

Note 4 Accrued Expenses

Accrued expenses are comprised of the following components:

	September 30, 2011	December 31, 2010
Accrued payroll and bonus	$680,004	$806,860
Accrued vacation compensation	281,896	579,810
Accrued legal, accounting and engineering fees	50,147	497,265
Other accruals	219,238	305,626

Total Accrued Expenses	$1,231,285	$2,189,561

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

Note 6 Notes Payable - Related Party

During the nine months ended September 30, 2011, PetroTech Holdings Corp. (“PetroTech”), a holding company controlled by the Company’s principal shareholder, funded a total of $19.6 million to PA LLC pursuant to the terms of separate senior secured term notes, all of which are included in the $42.0 million notes payable in the following table. Notes payable - related party consist of the following as of:

	September 30, 2011	December 31, 2010
Note Payable to Valens U.S. SPV I, LLC	$417,512	$417,512
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2012

Notes Payable to PetroTech	42,047,089	22,422,089
- Interest accrues monthly at an annual rate of 12%
- Notes are due on June 30, 2012

Convertible Note Payable to PetroTech	10,000,000	10,000,000
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2012 unless converted to common shares as described below

Up to $25,000,000 Note Payable to PetroTech	19,588,014	18,823,133
- Interest payable monthly and is drawn into note on a monthly basis at Prime + 2% (5.25% at September 30, 2011 and December 31, 2010)
- Note is due on June 30, 2012
- Permits additional draws to fund interest. Maximum balance of this note is limited to $25,000,000

Total	$72,052,615	$51,662,734

As of September 30, 2011, the principal balance of notes payable - related party has been reclassified to current liabilities on the accompanying consolidated balance sheet as the maturity date is within one year. The notes payable - related party are secured by all of the Company’s assets. The convertible note payable to PetroTech allows the holder (at the holder’s option) to convert all or any portion of the issued and outstanding principal amount and/or accrued interest then due ($12,922,142 as of September 30, 2011) into shares of the Company’s common stock at a fixed conversion price of $5.43 per share.

Each note payable and the related master security agreement and equity pledge and corporate guaranty agreement contain provisions that specify events of default which could lead to acceleration of the maturity of the debt. These provisions prohibit the encumbrance or sale and require maintenance and insurance of the Company’s assets. The loan agreements do not contain any required financial ratios or similar debt covenants. Generally, an event of default would arise if the Company became insolvent, filed for bankruptcy, allowed a change in control or had unresolved judgments against its assets. Through the date of this quarterly report on Form 10-Q, none of these events have occurred.

As of September 30, 2011 and December 31, 2010, interest in the amount of $8.7 million and $4.8 million, respectively, was accrued related to the notes payable - related party and is recorded in accrued expenses - related party on the accompanying consolidated balance sheets. During the nine months ended September 30, 2011, additional accrued interest of $0.8 million was added to the principal balance of the floating-rate note and is recorded in notes payable - related party on the accompanying consolidated balance sheets.

During the three months ended September 30, 2011 and 2010, interest charged to operations on these notes was $1.8 million and $1.1 million, respectively. Interest charged to operations on these notes during the nine months ended September 30, 2011 and 2010, and the period from September 22, 2006 (inception) to September 30, 2011 was $4.6 million, $2.9 million, and $14.1 million, respectively. No interest was capitalized during any of these periods.

Note 7 Stockholders’ Deficit

The Company’s equity consists of 300,000,000 shares of $.001 par value common stock, of which 106,920,730 and 106,933,230 shares had been issued and were outstanding as of September 30, 2011 and December 31, 2010, respectively. In addition, the Company may issue up to 25,000,000 shares of preferred stock. No preferred stock is outstanding.

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

Level 3 estimated cash flow valuations. The Level 3 fair value estimate of the Company’s equity value was determined by applying discounted cash flow valuation techniques to expected future cash flows from the Company’s business as of each valuation date. Key assumptions utilized in this fair value estimate include the expected amount and timing of revenue from expected future sales of the Company’s technology licenses along with the associated cost of sales and other operating cash outflows. These cash flows are discounted to present value using a discount rate consistent with development stage technology companies and the resulting enterprise value was converted to an equity value per outstanding share.

The most significant uncertainty inherent in these calculations is the risk of obtaining and performing the contracts necessary to produce the estimated future revenues. In addition, the risk of collection of amounts that are expected to be due under projected contracts, the risk of unanticipated product development or delivery costs or timing delays and the risk of increased operating and overhead costs may each cause the estimates of future net cash flows from operations to vary from the assumptions that are made in these projections, and these variations may be material. Since the Company has not obtained or performed any commercial contracts to date, it does not have historical data on which to base its estimate of future revenues.

Because the Level 3 indications of value were able to take into account important information pertaining to the amount, timing and risk of expected Company cash flows, they were given the most weight in the Company’s estimate of share value.

Third party transactions. From January 2009 through August 2010, the Company completed several private sales of equity shares and securities units comprised of both shares and warrants to purchase shares. The transactions were completed with both related and unrelated parties in exchange for cash. Given the size of these transactions and the sophisticated nature of the parties involved in their negotiation, these indications of value were given significant weight in the Company’s estimate of share value. However, because most of these transactions were with affiliates, sole or primary reliance was not placed on these values.

OTC Values. The Company’s common stock is currently traded on OTC Link, which is operated by OTC Markets Group Inc. (formerly known as Pink OTC Markets Inc. or Pink Sheets). A very small percentage of the issued and outstanding shares are available for active trading since approximately 94% of the Company’s outstanding shares are held by its controlling shareholder. Due to the very limited size of the Company’s public float and the resulting low trading volume in the Company’s common stock, its public shares are susceptible to very large swings in price based on very few trades. As a result of these considerations, value indications provided by the OTC price quotation service were given the least weight of the three factors in the Company’s estimate of share value.

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

Issuance of Common Stock and Warrants

On November 1, 2010, in anticipation of Mr. Rob Harris’ impending employment as President and Chief Operating Officer, the Company issued and sold 12,500 shares of its common stock to Mr. Harris at a price of $8.00 per share. Mr. Harris also received a put option which gave him the option to sell any or all of the shares back to the Company for a purchase price of $8.00 at any time within one year of the original transaction. In accordance with Accounting Standards Codification (“ASC”) 480-10-25-8, the proceeds were recorded as liabilities related to equity issuance on the accompanying consolidated balance sheet as of December 31, 2010. During January 2011, Mr. Harris exercised his option and the Company repurchased all 12,500 shares of common stock for $100,000.

PA LLC Equity Incentive Plan and Non-controlling Interest

PA LLC has an equity compensation plan which allows it to grant employees and consultants awards of profits interests in restricted Class B ownership units (the “Interests”) and is limited to 14% of the total outstanding units.

The Company granted 2,816,471 and 674,500 Interests during 2008 and 2007, respectively, to the majority of its employees as of the date that they began employment with the Company. As of September 30, 2011 and December 31, 2010, the granted Interests, net of Interests forfeited and repurchased by the Company, totaled approximately 2,754,571 and 2,837,691, respectively, or 12.7% and 13.0%, respectively, of total outstanding units. The Interests give the recipient the right to participate in the income of PA LLC and any distribution that may arise from a liquidity event to the extent that such realized amounts exceed the ownership unit fair value at the date of grant.

The Company determined the fair value of these grants by estimating the proceeds that it may obtain from a range of possible future liquidity events such as a public equity offering or a Company sale. The timing of such liquidity events and the likelihood of their achievement was estimated based upon the information that existed as of the grant or valuation date. The weighted average future cash value was then discounted using an annual discount rate of 60% and the weighted average time from grant or valuation date to the expected liquidity event. This estimated cash present value was converted to a per share cash value and, based on the structure of the grant, the carrying amount per Interest was subtracted to determine the fair value of each of the Interests.

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

For the three months ended September 30, 2011 and 2010, compensation expense related to these Interests was $0.1 million and $0.3 million, respectively. For the nine months ended September 30, 2011 and 2010 and the period from September 22, 2006 (inception) to September 30, 2011, compensation expense related to these Interests was $1.1 million, $1.2 million, and $18.7 million, respectively. The related compensation expense is recognized as selling, general and administrative expense or research and development expense depending upon the recipient’s role in the Company. Amounts recognized as selling, general and administrative expense for the three months ended September 30, 2011 and 2010 were $0.0 million and $0.1 million, respectively. For the nine months ended September 30, 2011 and 2010 and the period from September 22, 2006 (inception) to September 30, 2011, compensation expense recognized as selling, general and administrative expense related to these Interests was $0.0 million, $0.6 million, and $12.4 million, respectively. Amounts recognized as research and development expense for the three months ended September 30, 2011 and 2010 were $0.1 million and $0.2 million, respectively. For the nine months ended September 30, 2011 and 2010 and the period from September 22, 2006 (inception) to September 30, 2011, compensation expense recognized as research and development expense related to these Interests was $1.1 million, $0.6 million, and $6.3 million, respectively.

Unrecognized compensation cost related to 51,627 Interests which remain restricted totaled approximately $0.3 million as of September 30, 2011 and is expected to be expensed over the next 13 months. An aggregate of 83,000, 67,000, and 736,000 of these Interests were forfeited during the nine months ended September 30, 2011 and 2010, and the period from September 22, 2006 (inception) to September 30, 2011, respectively.

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

As of September 30, 2011 and December 31, 2010, non-controlling interests collectively owned approximately 12.7% and 13.0%, respectively, of PA LLC, and have absorbed their respective portion of the loss of PA LLC. The amount of loss absorbed was $0.8 million and $1.0 million for the three months ended September 30, 2011 and 2010, respectively. The amount of loss absorbed was $2.8 million, $3.8 million, and $16.0 million for the nine months ended September 30, 2011 and 2010, and for the period from September 22, 2006 (inception) to September 30, 2011.

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

On June 30, 2011, the Company’s board of directors authorized the grant of 616,000 options to employees, in the aggregate, to purchase common shares at an exercise price of $5.50 per share. Of the 616,000 options authorized, 351,000 were granted on June 30, 2011 and the remaining 265,000 were granted on July 21, 2011. The options generally vest over a period of four years from the grant date and expire 10 years from the grant date. The fair value of the options when granted aggregated to $2.4 million and was calculated using the Black-Scholes pricing model with the following assumptions determined as of the date of grant: estimated fair value of the common stock of $5.10, expected term of 6.25 years, risk free interest rate of 1.76%, an estimated volatility of 96.5%, and a dividend yield of 0%. The expected term of options granted to employees was based upon the simplified method allowed for “plain vanilla” options as described by SEC SAB No. 107. The fair value will be charged to operations over the remaining vesting periods commencing on the employee’s hire date or the grant date, depending upon terms of individual grants.

The weighted average period over which options not vested as of September 30, 2011 are expected to vest is 38 months. During the three months ended September 30, 2011 and 2010, approximately $0.2 million and $0.2 million, respectively, was charged to operations related to all of these outstanding options. During the nine months ended September 30, 2011 and 2010, and for the period from September 22, 2006 (inception) to September 30, 2011, approximately $0.7 million, $0.7 million, and $2.2 million, respectively, was charged to operations related to all of these outstanding options. The fair value related to unexercisable stock options issued as of September 30, 2011 totaled approximately $4.1 million and is expected to be expensed over the next four years.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Balance at December 31, 2008	—	$—	$—
Granted June 2009	1,072,500	$5.50	$2.70
Granted July 2009	45,000	$5.50	$2.83
Forfeited	(200,000)	$(5.50)	$(2.70)

Balance at December 31, 2009	917,500	$5.50	$2.37
Granted January 2010	322,000	$5.50	$3.80
Forfeited	(247,750)	$(5.50)	$(2.95)

Balance at December 31, 2010	991,750	$5.50	$2.68
Granted January 2011	623,000	$5.50	$3.27
Granted June 2011	351,000	$5.50	$3.96
Granted July 2011	265,000	$5.50	$3.96
Forfeited	(530,000)	$(5.50)	$(2.92)

Balance at September 30, 2011	1,700,750	$5.50	$3.47

The weighted average grant date fair value for vested options as of September 30, 2011 was $3.11. The weighted average grant date fair value for unvested options as of September 30, 2011 was $3.66.

The weighted average contractual life of outstanding stock options at September 30, 2011 was 8.7 years. The weighted average contractual life of vested and unvested stock options at September 30, 2011 was 7.2 years and 9.4 years, respectively. As of September 30, 2011, a total of 574,917 of the options granted were exercisable and the fair value of such options was $1.8 million. Because the Company has very little history from which to estimate forfeiture of options or grants, it accounts for such forfeitures prospectively, that is, in the period in which they actually occur.

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

As of September 30, 2011, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0.00 and the aggregate intrinsic value of currently exercisable stock options was $0.00. The intrinsic value of each option share is the difference between the estimated fair value of the Company’s stock and the exercise price of such option.

No stock options have been exercised as of September 30, 2011.

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

In June 2011, the board of directors authorized the grant of one million SARs at a base grant price of $5.50 per share to its newly appointed Chief Executive Officer under the 2009 Plan. The SARs have a ten-year term and will vest in equal quarterly installments over a two-year period. In the event of a change of control (as defined in the 2009 Plan) or a qualified public offering (as defined in the executive’s employment agreement), the SARs will become 100% vested. The grant date fair value of the SARs aggregated to $3.8 million and was calculated using the Black-Scholes pricing model with the following assumptions determined as of the date of grant: estimated fair value of the common stock of $5.10, expected term of 5.75 years, risk free interest rate of 1.55%, an estimated volatility of 96.5%, and a dividend yield of 0%. The fair value will be charged to operations over the remaining vesting periods commencing on the grant date. For the three and nine months ended September 30, 2011, compensation expense related to these SARs of $0.5 million and $0.6 million, respectively, was charged to selling, general and administrative expense.

Note 8 Related Party Transactions

As described in Note 6, the Company’s principal shareholder has funded notes payable in support of the Company’s operations. These notes payable provide for the accrual of interest through their June 30, 2012 maturity date and $8.7 million and $4.8 million, of such accrued interest is included in accrued expenses-related party as of September 30, 2011 and December 31, 2010, respectively. In addition, the Company’s principal shareholder has invoiced the Company for loan and corporate oversight expenses as well as out-of-pocket costs related to strategic and capital markets assistance. During the nine months ended September 30, 2011, the amount of such reimbursable costs invoiced to the Company was $0.7 million, which the Company has recorded as selling, general and administrative expense. The total amount of such accrued expenses as of September 30, 2011 was $0.9 million and is included in accrued expenses-related party on the accompanying consolidated balance sheet. The Company’s principal shareholder has indicated that it will not require repayment of these accrued amounts until significant new funding is obtained from an unaffiliated source.

Note 9 Subsequent Events

On October 5, 2011, PetroTech funded $2.2 million to PA LLC pursuant to the terms of a senior secured term note. The note provides for interest at an annual rate of 12%, which is accrued and added to accrued expenses - related party, and is due on June 30, 2012.

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

Business

PetroAlgae Inc. (the “Company”) provides renewable technology and solutions to address the global demand for new, economical sources of feed, food and fuel. The Company’s objective is to be the leading global provider of technology and processes for the commercial production of micro-crop biomass for agricultural and energy markets. It seeks to deploy renewable technology to meet the significant and growing demand for its products and believes that its solution will deliver strong and consistent economic returns as a consequence of continuous, predictable, year-round operations without the need for government subsidies. PetroAlgae Inc. expects its solution to provide social benefits, through job creation and community investment, as well as significant environmental advantages, through sustainable production that absorbs atmospheric carbon dioxide and does not compete with the existing food supply, require arable land, or pollute soil or water.

The Company’s strategy is to license and provide management support for highly scalable, economically viable production facilities in equatorial regions around the world, enabling the generation of licensing fees and royalties from customer licensees primarily in the global agriculture and energy markets, as well as from investment groups. The Company’s licensing approach is designed to minimize its capital expenditures, because its customer licensees will be expected to invest in the development and construction of the production facilities.

The End-Products Produced By the Company’s Technology

The Company’s proprietary technology uses indigenous, non-genetically-modified micro-crops (from the Lemnaceae family) that demonstrate an optimal growth profile for a particular geography and environment. These micro-crops are then grown and harvested at growth rates and yields that the Company believes are economically attractive. This process uses industry-standard agricultural and food processing equipment in specialized configurations to produce products with consistent quality. During the Company’s process, the micro-crops are pressed to separate the pulp from the liquid. The liquid is further processed to create Lemna Protein Concentrate (“LPC”), while the pulp is converted into Lemna Meal (“LM”) or Biocrude products.

The Company’s products have been subject to third-party scientific and commercial testing and are viable alternatives for products that today trade in existing, large and growing markets. The Company’s current product strategy is to enable customer licensees to sell its LPC and LM products in the global animal feed market as fish meal and alfalfa alternatives, respectively. Management believes that focusing the Company’s technology on the near-term production of animal feed helps to reduce the market risks associated with its solution, given the relatively high value, high demand, and low complexity of these products.

In addition, based upon collaboration with leading producers of specialty fertilizers, the Company believes that LPC is well-positioned as an alternative to kelp meal, commonly used in fertilizers for turf grasses such as those on golf courses, and that LM could potentially be used in animal bedding applications.

Recent university studies and other third-party tests indicate a high probability that LPC can be used in human food applications. If the safety and viability of this use is confirmed, the Company believes that it will be successful in completing the process for regulatory approval in various countries required for the human use of its products, which would significantly increase the value of LPC.

With the continued development of third-party fuel processes, as well as internal research and development, the Company expects to benefit from technology that will facilitate the production of renewable fuel from its Biocrude. This development will provide its customer licensees with the option to pursue multiple fuel options with its Biocrude product, including as a renewable energy feedstock that can be converted into fuel products or burned directly as a combustion fuel. Biocrude has a high energy content as compared to other biomass feedstocks and does not contain fossil carbon. The process of developing fuel technology is ongoing. The Company has completed a number of joint development and collaboration efforts with petrochemical companies that it believes will be of value in the progression of the fuel product platform commercialization.

Sales Cycle

The Company’s sales and marketing process involves identifying prospective customer licensees and introducing them to the Company’s process and products. The Company provides each prospective customer licensee with an economic analysis that provides an understanding of expected investment returns based upon bio-mass growth, harvest and processing rates, and customer specific deployment considerations. In addition, the Company provides the opportunity for prospective customer licensees to visit the Company’s working demonstration facility. The Company also evaluates the financial capacity of prospective customer licensees in light of the capital expenditure required to construct its licensed facilities. Once these steps are complete, the Company and the prospective customer licensee seek to develop, sign and execute a license agreement, which is often phased, for the construction and operation of facilities in appropriate equatorial regions.

Revenues

The Company expects to generate revenues from license fees and royalties that it will earn from license agreements, pursuant to which licensees will license from the Company the right to build and operate the bioreactors and associated processing facilities that make up the Company’s technology platform. The Company expects these license agreements will provide for the payment of license fees generally over a three- to four-year construction period of its licensees’ facilities. As these facilities become operational, the Company also expects to earn royalties on its licensees’ sales of the LPC, LM and Biocrude products produced by its technology.

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

The Company has achieved a number of significant milestones since it was founded in September 2006. The Company’s focus has been on the creation and development of growth and harvesting technologies for the commercial-scale production of aquatic biomass that can be processed for sale into existing agriculture and energy markets. To do this, the Company committed significant resources to research and development efforts, including completing a working demonstration facility in June 2009 to test, refine and exhibit the Company’s technology and processes. Since the completion of its working demonstration facility, the Company has conducted extensive internal and third-party testing (both customer and academic) of its products to validate their commercial viability. Although the Company continues to test and refine its technology and processes, the Company is now also focused on building its customer pipeline and entering into license agreements with its prospective customers.

The Company’s key milestone achievements to date are as follows:

•

For the period from the Company’s inception in September 2006 through September 30, 2011, the Company has spent $56.9 million on the research and development of its growth and harvesting technologies. The Company spent these funds on experimentation and testing, developing processes and equipment, and building the infrastructure and databases necessary to support its technology, including the construction of its working demonstration facility.

•

During 2007 and 2008, the Company developed its proprietary growth algorithms - the complex mathematical formulas it uses to determine the correct harvesting density and sunlight exposure of the biomass.

•

During 2009, the Company built its business development team and signed its first memorandum of understanding (“MOU”) with a prospective licensee. To date, the Company continues to sign MOUs with prospective licensees.

•

In June 2009, the Company completed its working demonstration facility consisting of a commercial-scale bioreactor (approximately one hectare) and three smaller bioreactors that display its technology and processes and demonstrate the micro-crop yield that bioreactors can generate.

•	In November 2009, the Indonesian Ministry of Agriculture approved the Company’s protein product as an approved raw material for use in animal feed.

•

In October 2010, the Company signed an agreement with CECEP-CQ, pursuant to which CECEP-CQ agreed to build the first stage of a commercial facility in Hainan province, China. The Company expects the initial phase of construction to begin by the end of 2011.

•	In May 2011, we entered into a PA Select license agreement for phased construction of a license unit with The Republic of Suriname.

Results of Operations

Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

Revenue. No revenue has been recognized in the three- or nine-month periods ended September 30, 2011 or 2010.

Total costs and expenses. Total costs and expenses decreased by $1.4 million, or 17.9%, to $6.3 million in the three months ended September 30, 2011 as compared to the same period in 2010. For the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, total costs and expenses decreased by $2.5 million, or 10.1%, to $21.9 million. The decrease between comparable quarters was attributable to a decrease in research and development expenses, partially offset by an increase in interest expense. The decrease in the comparable nine-month periods was primarily due to decreases in selling, general and administrative expenses and research and development expenses, partially offset by an increase in interest expense.

Selling, general and administrative expenses. Selling, general and administrative expenses include senior management and overhead costs, business development expenditures, system infrastructure support costs, finance and accounting costs, and intellectual property management costs. Selling, general and administrative expenses decreased $0.5 million, or 18.8%, to $2.2 million in the three months ended September 30, 2011 as compared to the same period in 2010. The decreases in selling, general and administrative expenses were attributable to $0.3 million in payroll-related cost savings resulting from a 43.8% reduction in headcount and $0.5 million reduction in the utilization of external consultants during the quarter ended September 30, 2011 as compared to the same period in 2010. These decreases were partially offset by a $0.4 million increase in equity compensation expense, resulting from stock appreciation rights issued in June of 2011 to the Company’s Chief Executive Officer.

For the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, selling, general and administrative expenses decreased by $1.4 million, or 14.5%, to $8.1 million. The selective headcount reduction mentioned above resulted in $0.8 million savings during the nine months ended September 30, 2011 as compared to the same period in 2010. For the first nine months of 2011 as compared to 2010, equity compensation expense declined by $0.5 million as a result of termination-related forfeitures of employees whose roles were classified as selling, general and administrative.

Research and development expenses. Research and development costs include the research and experimentation of the various system components and the design and construction of the commercial-scale pilot system for customer demonstration. These expenses decreased by $1.5 million, or 40.8%, to $2.2 million in the three months ended September 30, 2011 as compared to the same period in 2010. A 37.5% reduction in research and development headcount accounted for $0.8 million of the decrease and $0.3 million of the decrease was attributable to savings related to reduced utilization of external consultants. The Company also decreased materials and supplies spending by $0.2 million through more cost-effective purchasing.

During the nine months ended September 30, 2011 as compared to the same period in 2010, research and development expenses declined by $2.7 million, or 24.3%, to $8.5 million. Savings in the areas of payroll, external consultants, temporary labor and materials and supplies ($3.3 million for the nine-month period) were partially offset by an increase in equity compensation expense of $0.5 million, which was primarily related to the accelerated vesting of restricted ownership units held by an employee terminated during the period as well as the stock options issued during the first nine months of 2011. The savings mentioned above were also partially offset by an impairment charge of $0.4 million recorded during the first nine months of 2011 to reduce certain assets to their estimated realizable values.

Interest expense - related party. Interest expense on notes payable - related party increased by $0.7 million, or 66.8%, to $1.8 million in the three months ended September 30, 2011 as compared to the same period in 2010. For the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, interest expense - related party increased by $1.7 million, or 59.5%, to $4.6 million. These increases were due to additional funding of the Company’s operations through notes payable from related parties over the last year. The balance of these notes totaled $72.1 million at September 30, 2011 and $44.8 million at September 30, 2010.

Depreciation expense. Depreciation expense decreased by $70,000, or 27.0%, to $189,000 in the three months ended September 30, 2011 from $259,000 in the same period in 2010. For the nine months ended September 30, 2011 as compared to the same period in 2010, depreciation expense decreased by $104,000, or 13.4%, to $669,000. The decrease during each of the 2011 periods as compared to the same periods in 2010 was due to assets which were fully depreciated or impaired over the last year, offset partially by the addition of new capital assets.

Non-controlling interest. As of September 30, 2011 and 2010, non-controlling interests collectively owned approximately 12.7% and 13.2% of PA LLC, respectively, and have been attributed their respective portion of the loss of PA LLC. The amount of loss assigned to non-controlling interests was $0.8 million and $1.0 million for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, non-controlling interests were assigned $2.8 million and $3.8 million of the net loss, respectively.

Liquidity and Capital Resources

Overview

To date, the Company has financed its operations primarily through loans from, and debt securities issued to, its principal shareholder. To a lesser extent, the Company has also raised funds by issuing equity securities to unrelated third parties. Since its inception through September 30, 2011, the Company has raised in the aggregate $102.0 million in debt and equity investments, with $92.1 million of this total raised from its principal shareholder and $9.9 million raised from unrelated third parties.

Sources and Uses of Cash

At September 30, 2011, the Company had unrestricted cash and cash equivalents of $6.7 million, compared to $1.1 million at December 31, 2010.

Cash flows used in operating activities totaled $13.4 million in the nine months ended September 30, 2011 compared to $17.1 million in the same period in 2010. The decrease in cash usage was primarily attributed to decreased payroll costs due to a lower headcount ($2.4 million) and cost savings resulting from less utilization of external consultants ($0.9 million) for the nine months ended September 30, 2011 as compared to the same period in 2010.

Cash flows used in investing activities totaled $0.5 million in the nine months ended September 30, 2011, compared to $0.8 million in the same period last year. The decline in expenditures between the two periods reflects the purchase of less equipment during 2011 as compared to 2010 since the Company’s technology development and laboratory testing are approaching completion.

Cash flows provided by financing activities totaled $19.5 million in the nine months ended September 30, 2011, compared to $15.6 million during the nine months ended September 30, 2010. For the nine months ended September 30, 2011 and 2010, cash raised from the issuance of common stock and warrants decreased by $7.6 million while borrowings under notes payable-related party increased by $11.0 million.

Senior Secured Credit Financings

Affiliates of the Company have provided borrowings under a senior secured structure, as described in more detail below:

As of September 30, 2011
Note Payable to Valens U.S. SPV I, LLC	$417,512
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2012

Notes Payable to PetroTech	42,047,089
- Interest accrues monthly at an annual rate of 12%
- Notes are due on June 30, 2012

Convertible Note Payable to PetroTech	10,000,000
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2012 unless converted to common shares as described below

Up to $25,000,000 Note Payable to PetroTech	19,588,014
- Interest payable monthly and is drawn into note on a monthly basis at Prime + 2% (5.25% at September 30, 2011 and December 31, 2010)
- Note is due on June 30, 2012
- Permits additional draws to fund interest. Maximum balance of this note is limited to $25,000,000

Total Notes Payable - Related Party	$72,052,615

As of September 30, 2011, the principal balance of notes payable - related party has been reclassified to current liabilities on the accompanying consolidated balance sheet as the maturity date is within one year. The notes payable - related party are secured by all of the Company’s assets. The convertible note payable allows the holder (at the holder’s option) to convert all or any portion of the issued and outstanding principal amount and/or accrued interest and fees then due into shares of the Company’s common stock at a fixed conversion price of $5.43 per share.

Each note payable and the related master security agreement and equity pledge and corporate guaranty agreement contain provisions that specify events of default which could lead to acceleration of the maturity of the debt. These provisions prohibit the encumbrance or sale of the Company’s assets and require maintenance and insurance of the Company’s assets. The loan agreements do not contain any required financial ratios or similar debt covenants. Generally, an event of default would arise if the Company became insolvent, filed for bankruptcy, allowed a change in control or had unresolved judgments against its assets. As of September 30, 2011, none of these events had occurred.

Interest charged to operations on these notes, including amortization of original issue discount, was $1.8 million and $1.1 million during the three months ended September 30, 2011 and 2010, respectively. Interest expense-related party was $4.6 million, $2.9 million, and $14.1 million during the nine months ended September 30, 2011, 2010, and the period from September 22, 2006 (inception) to September 30, 2011, respectively.

The principal amount of debt obligations as of September 30, 2011 was $72.1 million, of which $19.6 million was outstanding at a floating rate of 2% over the prime interest rate and $52.5 million was outstanding at a fixed rate of 12%. Floating rate borrowings will lead to additional interest expense if interest rates increase.

The following table discloses aggregate information about the Company’s contractual obligations and period in which payments are due as of September 30, 2011:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt: principal	$72,052,615	$72,052,615	$—	$—	$—
Debt: accrued interest to date (1)	8,682,148	8,682,148	—	—	—
Debt: estimated future interest (2)	5,506,728	5,506,728	—	—	—
Operating lease commitments	989,140	527,762	461,378	—	—

Total contractual obligations	$87,230,631	$86,769,253	$461,378	$—	$—

(1)	Represents the amount of interest that has been accrued through the balance sheet date on approximately $52.5 million of outstanding debt at a fixed annual rate of 12%. This amount is due at the June 30, 2012 maturity date of the related debt.
(2)	Estimated future interest represents the amount of interest expected to accrue until the maturity date of the related debt, which in all cases is June 30, 2012. The estimated amount is calculated from the current balance sheet date through maturity based upon the principal balance of each note and the applicable interest rate, which is compounded monthly at prime + 2% (assumed to be 5.25%) on approximately $19.6 million of debt and calculated on a non-compounded basis at 12% on the remaining principal amount.

The Company is currently in the development stage at September 30, 2011 as it is continuing the development of its product and has not yet recognized any revenues. The Company intends to transition from the development stage to operational status during 2012 depending upon the timing and extent of success achieved in accomplishing its business development milestones. The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has never been profitable and has incurred significant losses and cash flow deficits. For the nine months ended September 30, 2011 and 2010, and the period from September 22, 2006 (inception) to September 30, 2011, it reported net losses before non-controlling interest of $21.9 million, $24.3 million, and $133.1 million, respectively, and negative cash flow from operating activities of $13.4 million, $17.1 million, and $80.7 million, respectively. As of September 30, 2011, the Company had an aggregate accumulated deficit of $117.1 million. The Company anticipates that operations will continue to report losses and negative cash flow during the remainder of 2011. As a result of these net losses, cash flow deficits, and other factors, there is a substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. The Company has been, and continues to be, wholly dependent on funding from its principal shareholder. The principal amount of debt obligations as of September 30, 2011 was $72.1 million. The principal balance of notes payable - related party and the interest payable thereon is due June 30, 2012. The Company has cash and cash equivalents of $6.7 million as of September 30, 2011 and anticipates having sufficient working capital to continue in business through June 30, 2012. However, if the Company’s ability to generate cash flow from operations is delayed beyond June of 2012 and it is unable to raise additional funding (including from its principal shareholder) and/or amend the terms of its notes payable-related party, the Company will be unable to continue as a going concern beyond that date.

Off-Balance Sheet Arrangements

As of September 30, 2011, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011. The respective carrying values of certain financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, accounts payable, and accrued expenses. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate the amounts expected to be received or paid.

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

During the second and third quarters of 2011, the Company identified certain changes in its process development plans that eliminated or changed the need or expected use of certain assets. As a result, impairment charges of $0.1 million for the last three months and $0.4 million for the nine months ended September 30, 2011 were recorded to reduce these assets to their estimated realizable values. These charges reduced property and equipment and increased research and development expense during the nine months ended September 30, 2011. No other impairment indicators were noted in the nine months ended September 30, 2010 and the Company’s process of monitoring these assets was unchanged during this period.

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

The effect of 2,592,143 and 2,592,143 weighted average warrants and 1,743,880 and 1,597,878 weighted average options were not included for the three and nine months ended September 30, 2011, respectively, as they would have had an antidilutive effect. The effect of 2,588,773 and 2,600,815 weighted average warrants and 1,022,891 and 1,108,632 weighted average options were not included for the three and nine months ended September 30, 2010, respectively, as they would have had an antidilutive effect.

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

Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements, nor does management expect it to have a material impact on the Company’s expected future revenues.

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

Accounting Standards Not Yet Effective

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”) to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, mainly for level 3 fair value measurements. ASU 2011-04 is effective for the Company’s fiscal year beginning January 1, 2012. Early adoption is not permitted. The Company is currently evaluating the impact of this new guidance, but does not expect it to have a material impact on the consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 will only impact presentation and will not have any effect on the Company’s consolidated financial statements or on its financial condition.

Subsequent Events

On October 5, 2011, PetroTech funded $2.2 million to PA LLC pursuant to the terms of a senior secured term note. The note provides for interest at an annual rate of 12%, which is accrued as a payment-in-kind liability, and is due on June 30, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to interest rate risk is related to its borrowings. The principal amount of the Company’s debt obligations as of September 30, 2011 was $72.1 million, of which $19.6 million was outstanding at an annual floating rate of 2% over the prime interest rate and $52.5 million was outstanding at a fixed annual rate of 12%. Floating rate borrowings will lead to additional interest expense if interest rates increase. The Company enters into loan arrangements when needed and borrowings are subject to interest rate risk because changes in the prime interest rate will have an effect on interest rate expense.

If interest rates would have increased by 1.0%, the additional interest expense for the nine months ended September 30, 2011 would have been $0.2 million. A similar increase in interest rates for the nine months ended September 30, 2010 would have resulted in approximately $0.1 million in additional interest expense.

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

Commodity Price Risk

The Company’s technology, once commercialized, will be used to produce protein for the agriculture market and biocrude for the energy market, each of which may directly or indirectly compete with existing commodities. In particular, the Company expects that the price its licensees will obtain from the sale of these products will most directly be impacted by market prices for protein, crude oil and petroleum-based fuels, respectively. These market prices, particularly for crude oil and petroleum-based fuels, can be volatile, and can be influenced by factors such as global demand, availability of supply, weather, political events and the market price of alternative forms of energy, all of which are factors beyond the Company’s control.

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

Since the filing of the 10-K, there have been no material changes to the Company’s risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.1*	Form of Secured Term Note

31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from PetroAlgae Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, are formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the three months ended September 30, 2011 and September 30, 2010, the nine months ended September 30, 2011 and September 30, 2010 and the 61 months ended September 30, 2011; (iv) Consolidated Statement of Changes in Stockholders’ Deficit as of September 30, 2011, December 31, 2010 and December 31, 2009; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010 and the 61 months ended September 30, 2011; and (vi) Notes to the Consolidated Financial Statements.

These exhibits are available upon request. Requests should be directed to the Investor Relations Department at PetroAlgae Inc., 1901 S. Harbor City Blvd., Suite 600, Melbourne, FL 32901, telephone: 321-409-7500, email: investorrelations@petroalgae.com. The exhibit numbers followed by an asterisk (*) indicate exhibits physically filed with this Form 10-Q. The exhibit numbers followed by two asterisks (**) indicate exhibits included pursuant to Rule 406T of Regulation S-T and are deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROALGAE INC.

Date: November 14, 2011	By:	/S/ JAMES P. DIETZ
	Name:	James P. Dietz
	Title:	Chief Financial Officer