Form 10-K
period 2011-12-31
Parabel Inc.
filed 2012-03-30
CIK 927472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0 - 24836

Parabel Inc.

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $20,945,778 (1,496,127 shares at $14.00).

The number of shares outstanding of the registrant’s common stock as of March 28, 2012 was 106,920,730 shares of common stock, all of one class.

PART I

ITEM 1.	BUSINESS

Overview

On February 7, 2012, PetroAlgae Inc. amended its certificate of incorporation to change its name to “Parabel Inc.”.

Parabel Inc. (the “Company”) provides renewable technology and solutions to address the global demand for new sources of feed, food and fuel. The Company has developed proprietary technology, which it believes will enable customer licensees to grow, harvest and process locally-available aquatic plants (“micro-crops”) to create products for agriculture and energy markets in a profitable manner. One customer licensee in South America and two prospective customer licensees in southeast Asia are currently implementing this technology at pilot scale.

The Company’s strategy is to license and provide management support for production facilities at locations with suitable climates for its technology to achieve maximum productivity, which are generally located within equatorial regions. To allow customer licensees to build out rapidly and efficiently, the Company has developed a scalable and flexible solution, based on modular growth units which enable phased construction and production operations. The Company intends to generate revenue from licensing fees and royalties primarily from customer licensees that are engaged in the global agriculture and energy markets, as well as from investment groups.

Using indigenous, non-genetically modified plants from the Lemnaceae family, the Company’s technology platform enables the production of Lemna Protein Concentrate (“LPC”), Lemna Meal (“LM”) and Biocrude. In the near-term, the company is positioning LPC and LM in animal feed markets, as fish meal and alfalfa meal alternatives, respectively. Third-party testing commissioned by the Company has indicated the value and viability of the products in these applications. The Company believes that both products could also potentially be applied in fertilizer applications. With further technology and product development, the Company expects LPC to be applied in human food markets and, with the development of third-party conversion technologies, the Company expects Biocrude to be used as a feedstock for renewable fuels.

To date, the Company has entered into a license agreement with Asesorias e Inversiones Quilicura S.A. (“AIQ”), a customer licensee in South America, with initial construction of a pilot-scale bioreactor (of less than one hectare) completed and testing ongoing. Due to the conditionality of this license agreement, there is no guarantee that AIQ will elect to proceed to the commercial phase of the license agreement. Because this is the first license agreement into which it has entered, the Company has agreed to construct the first commercial phase facility on a turnkey basis, which means that the Company will design, have constructed and equip the facility, in return for payments billed on a progress basis, not to exceed a prescribed limit. The pilot-scale bioreactor, which constitutes the preliminary phase of this license agreement, was constructed at AIQ’s expense and not on a turnkey basis. As future customer licensees implement the technology at commercial scale, the Company expects to incur minimal capital expenditures, since customer licensees will be expected to invest in the development and construction of the production facilities.

In addition, the Company is currently negotiating license agreements with, and funding and managing the construction and/or operation of pilot-scale projects for, the Salim Group, a prospective customer licensee in Indonesia, and China Energy Conservations and Environmental Protection Group – CHONGOING INDUSTRY CO., LTD. (“CECEP”), a prospective customer licensee in China. The construction of these pilot-scale bioreactors, each of which comprises less than one hectare in size, was completed during the first quarter of 2012 and the Company expects these pilot-scale bioreactors to commence operations during the second quarter of 2012. These parties have expressed an intention to progress to commercial-scale operations, subject to successful pilot results, and have entered into non-binding agreements with the Company regarding their commercial use of the Company’s technology.

In 2012, the Company intends to continue to make significant progress in commercializing its licensed technology and solutions. However, the Company remains in a development stage, it has not generated any revenue, it has experienced net losses since inception, and there is a substantial doubt about its ability to continue as a going concern.

Solution and Customer Licensee Approach

The Company believes that its solution will result in the commercial scale production of renewable sources of feed, food and fuel ingredients (“biomass”) for application in industries characterized by limited supply and rising demand. The Company’s proprietary technology platform primarily consists of four components: micro-crop selection and testing, growth and harvesting techniques, processing technology, and control systems. Unlike many other agricultural and food production systems, the Company’s solution is designed to enable year-round operations, with the objective of providing a high degree of consistency, predictability and profitability.

Although the Company has successfully operated its demonstration facility since 2009, and is currently overseeing and managing the construction and/or operation of three pilot-scale projects, its technology has not been implemented at commercial scale and unforeseen issues may arise when a customer licensee begins to scale up.

To expand its initial base of prospective customer licensees and to promote the rapid build-out of production units, the Company has developed a scalable and flexible model based on micro-crop growth units of 150 hectare increments. This model is designed to be attractive to a wide range of entities, including agricultural customers with an interest in the sustainable production of feed products, larger operators of renewable fuel production facilities and financial investment groups.

The estimated capital expenditure for a 150 hectare facility as an entry point is $12 million (excluding the cost of land and improvements)—a model that the Company believes involves manageable costs, risks and build-out times, while also enabling customer licensees to evaluate the commercial potential of the technology on a larger scale. Due to economies of scale, the Company expects that a 600 hectare unit would deliver an attractive internal rate of return on customer licensees’ investment. The Company’s economic projections are informed by operations at its demonstration facility; however, there is no guarantee that projected results will reflect the actual results of commercial operations. To date, the Company has only demonstrated its technology in a demonstration-scale pilot facility of approximately one hectare. Ultimately, the Company anticipates that customer licensees will expand their facilities in 150 hectare increments at similar costs in order to complete facilities of up to 5,000 hectares.

To ensure the successful implementation of its solution, the Company believes that the provision of support services will be important. These services could include pre-planning activities, construction management activities, operations management activities, and equipment procurement and supply chain management services.

In 2011, the Company supplemented its U.S.-based purchasing capabilities through the addition of a purchasing function focused on the identification of sources of supply for the procurement of equipment and other materials in China and other south-east Asian nations. The Company’s expanded purchasing capabilities enable the procurement of equipment and materials required by customer licensees in a more cost effective manner as compared to U.S.-based purchasing.

The Company expects that its initial license agreements will be conditional on pilot-scale projects meeting certain minimum performance levels on which it would base projections of commercial profitability. The Company expects such minimum performance levels to be met, which would increase the likelihood of future customer licensees proceeding directly to commercial-scale build-out.

Products and Markets

The Company’s current product strategy is to enable customer licensees to sell its LPC product in the global animal feed market as a fish meal alternative and its LM product in the global animal feed market as an alternative to alfalfa meal. Fish meal is a critical ingredient in the diets of aquaculture stocks and nursery animals, and alfalfa meal is a premium forage ingredient used to meet nutrition and growth requirements in numerous animal diets. The Company commissioned the University of Idaho to conduct tests on LPC and the University of Minnesota to conduct tests on LM, which indicated that the products represent viable fish meal and alfalfa meal alternatives, respectively. Additional third-party testing on both products continues.

The fish meal and alfalfa meal markets are global and significant in size, and the demand in these markets is expected to grow rapidly. The Company believes that LPC and LM will meet a portion of that growing demand. The global fish meal supply is currently limited due to the effects of overfishing and consequent government regulations, while the demand for fish meal as a source of protein in animal diets continues to rise sharply. Global fish meal demand for aquafeed is expected to reach approximately 7 million metric tonnes in 2012 and to rise every year thereafter to approximately 16 million metric tonnes in 2020, a rate which is expected to significantly outpace supply. The supply of alfalfa is limited due to the concentration of production in specific areas, such as the United States and Europe. Meanwhile, demand for alfalfa meal continues to rise, particularly in Asia. For dairy and swine alone, the global demand for alfalfa meal will be approximately 254 million metric tonnes in 2012, rising every year thereafter to approximately 262 million metric tonnes in 2020.

In addition, the Company believes that LPC is well-positioned as an alternative to kelp meal, commonly used in fertilizers for turf grasses, while LM could potentially be used as an ingredient in organic fertilizers and in animal bedding applications.

Furthermore, the Company believes that LPC could qualify as the first major new plant protein source for humans since soy protein entered the human diet in the 1950s. University studies and other third-party tests commissioned by the Company and completed in 2011 indicate that LPC contains high levels of vitamins and other valuable nutritional properties. This is the basis for the Company’s belief that, pending further technology and product development, there is potential for LPC to be used as an ingredient in common foods, such as tortillas, pasta, crackers and smoothies. The Company will continue to pursue internal and third-party research to explore the relationship between LPC’s nutritive properties and consumer acceptance in these basic human food applications.

In the long term, the Company believes it can develop a higher protein content product from micro-crops using alternative processing techniques. While this process change would increase the capital and operating costs associated with its solutions, the Company anticipates that the increased value of the end product produced would in many cases justify the additional expenses. If the Company achieves this objective, its customer licensees could access specialty markets for higher value prepared foods in which protein boosts nutritional or functional properties, such as baked goods, meats and frozen foods.

Finally, the Company expects that the continued development of third-party conversion technology will facilitate the commercial production of renewable fuel from Biocrude.

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

The Company has achieved a number of important milestones since it was founded in September 2006, with substantial investment in research and development, technology refinement and product validation. Although the Company continues to test and refine its technology and processes, it is now also focused on overseeing pilot-scale implementation of its technology around the world, building its customer pipeline and entering into license agreements for commercial-scale production operations.

The Company’s key milestones to date are as follows:

•

Over the past two years, the Company has spent $27.6 million on the research and development of its growth and harvesting technologies. The Company spent these funds on experimentation and testing, developing processes and equipment, and building the infrastructure and databases necessary to support its technology, including the construction of its working demonstration facility.

•

In 2006, the Company began the research and development of its growth and harvesting technologies. These efforts focused on experimentation and testing, developing processes and equipment, and building the infrastructure and databases necessary to support its technology.

•

During 2007 and 2008, the Company developed its proprietary growth algorithms—the complex mathematical formulas used to determine the best harvesting parameters considering the density of the micro-crop material, sunlight exposure and other factors.

•

In June 2009, the Company completed its fully operational demonstration facility and established its international business development team. The demonstration facility currently consists of a large bioreactor (approximately one hectare) and three smaller bioreactors that display the Company’s technology and processes.

•	In November 2009, the Indonesian Ministry of Agriculture approved the Company’s LPC product as a raw material suitable for use in animal feed.

•	In October 2011, the Company entered into a license agreement with AIQ, a customer licensee in South America, with initial construction of a pilot-scale bioreactor now completed and testing ongoing.

•	In November 2011, CECEP, a prospective Chinese customer licensee with which the Company is currently negotiating a license agreement, began construction of a pilot-scale bioreactor.

•	In December 2011, the Salim Group, a prospective Indonesian customer licensee with which the Company is currently negotiating a license agreement, began construction of a pilot-scale bioreactor.

Site Strategy

The Company’s sales strategy targets customer licensees with the capacity to execute commercial-scale production operations at locations with suitable climates, generally within equatorial regions of 15 degrees North latitude to 15 degrees South latitude. However, the Company expects the overall profitability of its technology to be dependent on a range of variables within its control (including capital and operational costs and product composition and pricing), and is therefore not limited to pursuing opportunities exclusively within equatorial regions.

In determining appropriate sites, the Company also considers the following factors:

•	the proximity of a prospective customer licensee site to adequate infrastructure;

•	the availability of labor to construct and operate the facilities;

•	the availability of any state or local incentives;

•	the availability and/or potential for the creation of local markets in which end products may be sold;

•	the availability of economical and reliable sources of water and power; and

•	the stability and support of the local and national political environment.

Raw Materials

The Company’s processes primarily use four categories of raw materials: indigenous aquatic plants (from the Lemnaceae family) that are not genetically modified and demonstrate an optimal growth profile for a particular geography and environment; fertilizer; water; and naturally-available elements, such as sunlight and carbon dioxide. The Company refers to these plants as “micro-crops”, which are grown, harvested and processed with its technology. The micro-crops will be indigenous to the regions in which the Company’s customer licensees operate and are available in the natural environment. The availability and quality of water in a specific location is among the most important component of the site selection process. The Company intends to provide its customer licensees with a proprietary nutrient mix, which will consist of commercially-available ingredients.

Intellectual Property

The Company has developed proprietary technology, which it believes will bring a competitive advantage and which it seeks to protect through the use of a multilayered intellectual property protection strategy. The Company’s intellectual property strategy is focused on a combination of patents, trade secrets and a proprietary control system.

The Company has patent applications in the United States and foreign jurisdictions pending across the entire range of its technology and processes, including bioreactor construction, growth and harvesting, and processing of its micro-crops.

The Company’s intention is that its trade secrets will complement and bolster the intellectual property protection expected to be provided by the patents for which it has applied and which relate to each technological aspect of the system, such as growth and harvesting, nutrition, and processing.

The Company’s proprietary control system and the accompanying algorithms manage the overall process to optimize yield. The control systems are protected through various multilayered security models that prevent unauthorized access to the software and source code. Under the Company’s licensing model, customer licensees will not have access to its encrypted software, the underlying code or databases.

Competition

The Company’s objective is to be the leading global provider of technology and processes for the commercial production of micro-crop-based products for agriculture and energy markets. The Company has not identified any other organizations with a comparable micro-crop technology platform or associated licensing model. Furthermore, the Company believes that any organizations seeking to develop and provide similar technology solutions will face significant competitive barriers, as a consequence of the Company’s proprietary technology and knowhow, its control systems and its supply chain management infrastructure, as well as the experience gained through the operation of its demonstration facility since 2009 and ongoing pilot projects around the world.

In the near-term, the company expects LPC and LM to compete primarily with fish meal and alfalfa meal, respectively. In these markets, the Company’s customer licensees will compete with the established providers of these products, including large international food and agriculture companies. In many cases these companies will have well-developed distribution systems and networks for their products, as well as sales and marketing programs in place to promote their products. The Company believes that LPC and LM can compete favorably with existing alternative products in terms of cost, quality, availability of supply, compatibility with existing infrastructure, sustainability and consumer preference characteristics.

In the long-term, the Company expects to develop human food applications for LPC, as well as applications of Biocrude for renewable fuel markets. Consequently, the products produced by the Company’s technology will compete in large, international food and energy markets, including renewable fuels and transportation fuels markets, in many cases against competitors with greater resources and name recognition.

Employees

The Company maintains a multidisciplinary team, including biologists, engineers, office support staff and business executives. The Company employed 65 full-time individuals and one part-time individual as of February 15, 2012, and considers employee relations to be good. During 2012, the Company anticipates that it will continue to build out its human infrastructure, as necessary, to support the implementation of its technology around the world.

ITEM 1A.	RISK FACTORS

The Company has a limited operating history.

The Company is a development stage company. As a result, the Company has no history of revenues, operating or net income, cash flows or the other financial performance metrics that will affect the future market price of its common stock. Any investment made in the Company’s common stock will necessarily be speculative and based largely on an investor’s own views as to the future prospects for the Company’s business. If the Company is unable to generate sufficient revenues or profits, it may be unable to continue operating and an investor may lose its entire investment in the Company’s common stock.

In addition, because of this limited operating history, investors and research analysts could have more difficulty valuing the Company’s common stock, which could lead to significant variability in the value ascribed to the Company’s common stock by market participants. This, in turn, could lead to a high degree of volatility in the market price of the Company’s common stock, which could have adverse effects on its investors and on the Company’s ability to conduct financing activities, determine dividend policy and price any stock options it grants for compensation or other purposes.

The Company has a history of operating losses and the Company’s auditors have indicated that there is a substantial doubt about the Company’s ability to continue as a going concern.

To date, the Company has not been profitable and has incurred significant losses and cash flow deficits. For the fiscal years ended December 31, 2011, 2010, and 2009, the Company reported net losses before non-controlling interest of $28.5 million, $44.5 million, and $36.8 million, respectively, and negative cash flow from operating activities of $17.8 million, $22.8 million, and $27.6 million, respectively. As of December 31, 2011, the Company had an aggregate accumulated deficit of $122.9 million. The Company anticipates that it will continue to report losses and negative cash flow for the next few years.

As a result of these net losses, cash flow deficits and other factors, the Company’s independent auditors issued an audit opinion with respect to the Company’s consolidated financial statements for the three years ended December 31, 2011 that indicated that there is a substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements included elsewhere in this annual report on Form 10-K (this “Form 10-K”) do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of the Company’s assets and potential contingent liabilities that may arise if the Company is unable to fulfill various operational commitments. In addition, the value of the Company’s securities would be greatly impaired. The Company’s ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. If the Company’s ability to generate cash flow from operations is delayed or reduced and it is unable to raise additional funding from other sources, the Company may be unable to continue in business.

The Company expects to rely on a small number of early-adopter customer licensees for substantially all of its revenue during the Company’s next several years of operation.

The Company expects to be reliant on a small number of customer licensees for substantially all of its revenue. During the next several years, the Company’s business will depend on the successful operation of the license units to which the Company’s initial contracts will relate.

The Company’s initial contract is, and it expects that the Company’s additional early contracts will be, subject to significant conditionality. These contracts may be terminated by customer licensees if certain conditions are not met. See the risk factor “The Company’s initial contracts are or will be subject to significant conditionality, including that the pilot-scale facilities built by the Company’s customer licensees achieve certain minimum levels of projected investment return, and the failure to meet these conditions may lead to the termination of these contracts.” In addition, these contracts are generally subject to termination in the event that the Company fails to satisfy its obligations under such contracts. Although the Company believes that it has satisfied, and intends to continue to satisfy, these obligations, there can be no assurance that the Company will be able to continue to do so in the future.

Furthermore, there is no assurance that the Company’s customer licensees will be able to successfully commercialize and distribute LPC, LM or Biocrude created using the Company’s technology. If the Company’s customer licensees are unable to sell the products that they produce with the Company’s technology or sell such products on economically feasible terms, they may seek to terminate the Company’s contracts or renegotiate the terms. If any of these contracts are terminated or renegotiated on less favorable terms, if contracts are terminated for failure to meet conditions or if any of the Company’s customer licensees fail to meet their payment obligations to the Company, the Company’s ability to generate revenues will be materially adversely affected, and this could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company expects to agree to build initial license units on a fixed price or turnkey basis, which subjects it to certain legal and financial terms that could adversely affect it.

The Company expects that some of the contracts with the Company’s initial early-adopter customer licensees will provide for the build-out of a turnkey license unit of 150 hectares after the successful completion of the testing phase of the Company’s technology. This means that the Company will direct the general contractor of such units and the Company will be required to deliver the unit at a fixed cost. The Company will receive payment for the build-out of the license unit on a progress basis as the license unit is constructed. The difference in the amounts and timing of the Company’s payments to contractors and suppliers relative to payments it receives from its customer licensees exposes the Company to liquidity risk and could leave the Company vulnerable in the event it encounters challenges in building the facility or bringing it online, delays in achieving commercial viability with the Company’s production process, disputes with the Company’s customer licensees or other unanticipated events that may occur prior to the time the Company receives payment from its customer licensees. Because the Company’s customer licensees’ payments will be capped, the Company will bear the responsibility for construction costs in excess of those anticipated, which could cause the Company to suffer significant losses on these license units.

The Company’s success depends on future royalties the Company expects will be paid to it by the Company’s customer licensees, and the Company faces the risks inherent in a royalty-based business model.

The Company is a licensing business without a substantial amount of tangible assets, and the Company’s long-term success depends on future royalties paid by customer licensees. The amount of royalty payments the Company expects to receive will be primarily based upon the revenues generated by the Company’s customer licensees’ operations, so it will be dependent on the successful operations of the Company’s customer licensees for a significant portion of the Company’s revenues. Furthermore, the Company expects that the terms of some of the Company’s early-adopter customer license contracts will provide for royalty payments in lieu of license fees, which will cause the Company to recognize revenue from these contracts only once the license units have been built and are operational and the end products are being sold by the customer licensee. The Company faces risks inherent in a royalty-based business model, many of which are outside of the Company’s control, including those arising from the Company’s reliance on the management and operating capabilities of the Company’s customer licensees and the cyclicality of supply and demand for end-products produced using the Company’s technology. Should the Company’s customer licensees fail to achieve sufficient profitability in their operations, the Company’s royalty payments would be diminished and the Company’s business, financial condition and results of operations could be materially adversely affected.

The Company’s initial contracts are or will be subject to significant conditionality, including that the pilot-scale facilities built by the Company’s customer licensees achieve certain minimum levels of projected investment return, and the failure to meet these conditions may lead to the termination of these contracts.

The Company’s initial contract is, and the Company expects that its additional early contracts will be, subject to significant conditionality. For example, the Company’s initial contract may be terminated if the Company’s customer licensee deems the performance of its pilot-scale facility to be unsatisfactory. In the contracts that the Company is currently negotiating, the Company’s prospective customer licensees will be permitted to terminate their agreements if projected investment returns, based upon the performance of their pilot-scale facilities and other factors, do not meet minimum investment return requirements. The Company generally will not receive any revenues under these contracts unless such returns are met during the test periods prescribed in each such contract. The Company cannot provide any assurances that any or all of its customer licensees’ pilot-scale facilities will meet the minimum investment returns required under these contracts. If a pilot-scale facility does not meet the minimum investment return requirements, the relevant contract may be terminated by the customer licensee, which in turn could have a material adverse effect on the Company’s business, financial condition and results of operations and the Company’s ability to generate revenue.

The Company’s proposed licensing terms may not be accepted by prospective customer licensees and, even if accepted, there can be no assurance that customer licensees will meet their payment obligations under these licensing terms.

Prospective customer licensees may not accept the Company’s planned license agreement model. For example, prospective customer licensees may be unwilling to pay the proposed licensing fees prior to or during the construction of the Company’s micro-crop production system or prior to full commercial deployment of the system. The Company expects that its initial contracts will generally be royalty-based and will not involve any significant payment of license fees, and there can be no assurance that future contracts will involve significant license fees. Therefore, even if the Company is successful in attracting new customer licensees for its technology, the Company may not realize revenue from such customer licensees in the form or time frame it currently anticipates. Furthermore, there is no guarantee that customer licensees will make payments in the time frame to which they agree. If prospective customer licensees are unwilling or unable to pay as anticipated, the timing of the Company’s revenues and incoming cash flows could be reduced or delayed, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may be unable to acquire and retain customer licensees.

The Company’s main source of revenue will be in the form of licensing fees and royalties from its customer licensees. Therefore, obtaining a significant number of customer licensees is critical for the Company’s growth and operation. Because the Company’s technology has not previously been deployed in the marketplace, it is uncertain whether it will be accepted by prospective customer licensees and there is a risk that the Company will be unable to acquire and retain customer licensees due to a number of factors, including the Company’s proposed licensing fee and royalty structure, capital expenditure requirements or questions surrounding the commercial feasibility of the Company’s technology. For example, the projected investment returns of the Company’s micro-crop production system and the processes and methodologies used to operate the system may not yield a result that is commercially attractive to prospective customer licensees (compared to competitive products or otherwise). The Company’s micro-crop production system requires its customer licensees to incur large fixed capital costs, which could render the system cost prohibitive for prospective customer licensees. A failure to secure customer licensees in a timely manner could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company has yet to construct its technology on a commercial scale, and may be unable to solve technical and engineering challenges that would prevent the Company’s technology from being economically attractive to prospective customer licensees.

Although the Company has successfully built a fully operational demonstration facility (approximately one hectare) and has extracted small field-scale quantities of LPC, LM and Biocrude for technical validation, the Company has not demonstrated that its technology is viable on a commercial scale, which the Company defines as an operation consisting of at least 150 hectares. All of the tests conducted to date by the Company with respect to its technologies have been performed on limited quantities of micro-crops, and the Company cannot provide any assurances that the same or similar results could be obtained at competitive cost on a large-scale commercial basis. The Company has never utilized this technology under the conditions or in the volumes that will be required to be profitable and cannot predict all of the difficulties that may arise. While the Company’s bioreactors are modular in design, a single commercial-scale facility would be substantially larger than its demonstration facility, and the implementation of the Company’s technology on that scale will require further research, development, design and testing. Such an undertaking involves significant uncertainties, and consequently the construction of a commercial-scale facility may face delays, failures or unexpected costs. Furthermore, the Company may not be able to successfully design a scalable, cost-effective system for the growth and harvesting of micro-crops.

In addition, once a customer licensee begins to scale up and replicate such a system, unforeseen factors and issues may arise which make any such system uneconomical, thus causing additional delays or outright failure. The production of LPC and LM from micro-crops involves complex outdoor aquatic systems with inherent risks, including weather, disease, and contamination. As a result, the operations of the Company’s customer licensees may be adversely affected from time to time by climatic conditions, such as severe storms, flooding, dry spells and changes in air and water temperature or salinity, and may also be adversely affected by pollution and disease. Any of these or other factors could cause production at commercial-scale operations to be significantly below those the Company projects based on results it has achieved at its demonstration facility. Because the Company expects to rely on license fees and royalties for its revenues, any operational difficulties experienced by the Company’s customer licensees would have an adverse effect on the Company’s revenues and profitability, and such effects could be material.

If the Company encounters significant engineering or other obstacles in implementing its technology at commercial scale, or if the Company’s customer licensees experience significant operational difficulties, the Company’s business, financial condition, and results of operations could be materially adversely affected.

The market may not accept the end-products produced by the Company’s technology.

The biomass produced by the Company’s micro-crop production system produces several end-products: principally LPC, LM and Biocrude. The commercial viability of the Company’s technology largely depends on the ability of its customer licensees to sell these end-products into existing markets.

It has yet to be proven that potential buyers for the specific end-products produced by the Company’s technology, such as feed companies, would ultimately purchase the end-products produced by its customer licensees. For example, market acceptance of the Company’s LPC and LM will be a function, among others, of digestibility and palatability (the assessment of which will require additional laboratory and field study). Should these studies not proceed favorably, the market for the Company’s LPC and LM may not materialize or could be materially diminished. Failure to establish such a market or any significant reduction in a customer licensee’s profitability would decrease the amount of any royalties the Company would otherwise receive and may result in their failing to pay the Company expected licensing fees. Any of these events may have a material adverse effect on the Company’s business, financial condition and results of operations.

The revenue and returns the Company believes its customer licensees will realize from the Company’s technology will be highly dependent on the market price of the end-products produced using its technology.

The economic viability of the Company’s technology depends on the ability of the Company’s customer licensees to generate sufficient revenues from the sale of LPC, LM and other potential end-products of its technology. These revenues, and the internal rates of return the Company’s customer licensees can expect from their investment in the Company’s technology, are sensitive to the market prices of these products. Should the Company’s customer licensees be unable to obtain an adequate price for these products, their profits would be lower than expected and they might incur losses.

If the Company’s customer licensees cannot operate at a reasonable level of profit or incur losses, they might cease operations, which would result in the Company’s losing license fees and royalty payments. In such a circumstance, it is also likely that the Company would face significant difficulties attracting new customer licensees. Either or both outcomes would likely have a materially adverse effect on the Company’s business, financial condition and results of operations.

The end-products produced by the Company’s technology are subject to industry and regulatory testing.

The end-products produced by the Company’s technology generally require industry or regulatory testing in the countries in which they are produced or sold. For example, LPC requires regulatory approvals before it can be used in animal feed or for human consumption. To date, the Company has obtained approval for the use of LPC in animal feed only in Indonesia. Regulatory approvals in other jurisdictions will be essential to the commercial viability of the Company’s technology. In addition, the Company has not yet submitted LPC’s application for human consumption for regulatory approval in any jurisdiction. Such approvals could take several years or longer to obtain, if they can be obtained at all.

Should the end-products produced by the Company’s technology fail to meet industry or regulatory requirements, there would be an adverse effect on the ability of its customer licensees to market the products of their micro-crop operations, which would adversely affect their profitability. Since the Company expects to rely on licensing fees and royalties for the substantial majority of its revenues, such events would also materially adversely affect the Company’s business, financial condition and results of operations.

The assumptions underlying the projected revenues and profitability of the Company’s license units that it develops in conjunction with its customer licensees are inherently uncertain and are subject to significant business, economic, financial, regulatory and competitive risks and uncertainties that could cause the Company’s customer licensees’ actual results to differ materially from those projected.

The projected revenues and returns on investment of the Company’s license units that it develops in conjunction with its customer licensees are based on assumptions relating to construction costs and other capital costs associated with building a unit, operating expenses and productivity, end-product price ranges and numerous other assumptions, all of which are inherently uncertain and are subject to significant business, economic, meteorological, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those projected. If the Company’s license units do not achieve the projected results, its customer licensees may not generate revenues or profits sufficient for them to continue operating license units or the revenues that the Company receives from such license units may be significantly less than it anticipates. Any of the foregoing could have a material adverse effect on the Company’s business, financial condition and results of operations.

If a competitor were to achieve a technological breakthrough, the Company’s financial condition, results of operations and business could be negatively impacted.

There currently exist a number of businesses that are pursuing the use of algae, bacteria and other micro-crops and other methods for creating biomass, food and feed products, and alternative fuels. Should a competitor achieve a research and development, technological or biological breakthrough with significantly lower production costs, or if the costs of similar competing products were to fall substantially, the Company may have difficulty attracting customer licensees. In addition, competition from other technologies considered “green technologies” could decrease the demand for the end-products produced by the Company’s technology. Furthermore, competitors may have access to larger resources (capital or otherwise) that provide them with an advantage in the marketplace, which could result in a negative impact on the Company’s business, financial condition and results of operations.

Any competing technology that produces biomass of similar quality and on a more efficient cost basis than the Company’s biomass could render the Company’s technology obsolete. In addition, because the Company does not have any issued patents, it may not be able to preclude development of even directly competing technologies using the same methods, materials and procedures as it uses to achieve its results. Any of these competitive forces may inhibit or materially adversely affect the Company’s ability to attract and retain customer licensees, or to obtain royalties or other fees from its customer licensees. This could have a material adverse effect on the Company’s business, financial condition and results of operations.

If the Company fails to establish, maintain and enforce intellectual property rights with respect to its technology, the Company’s financial condition, results of operations and business could be negatively impacted.

The Company’s ability to establish, maintain and enforce intellectual property rights with respect to the technology that it licenses to its customer licensees will be a significant factor in determining the Company’s future financial and operating performance. The Company seeks to protect its intellectual property rights by relying on a combination of patent, trade secret and copyright laws. It also uses confidentiality and other provisions in its agreements that restrict access to and disclosure of its confidential know-how and trade secrets.

The Company has filed patent applications with respect to many aspects of its technologies, including those relating to its bioreactors, growth management systems and downstream processing technologies. However, it cannot provide any assurance that any of these applications will ultimately result in issued patents or, if patents are issued, that they will provide sufficient protections for the Company’s technology against competitors. See the risk factor “Although the Company has filed patent applications for some of its core technologies, the Company does not currently hold any issued patents and it may face delays and difficulties in obtaining these patents, or it may not be able to obtain such patents at all.”

Outside of these patent applications, the Company seeks to protect its technology as trade secrets and technical know-how. However, trade secrets and technical know-how are difficult to maintain and do not provide the same legal protections provided by patents. In particular, only patents will allow the Company to prohibit others from using independently developed technology that is similar. If competitors develop knowledge substantially equivalent or superior to the Company’s trade secrets and technical know-how, or gain access to the Company’s knowledge through other means such as observation of the Company’s technology that embody trade secrets at customer sites which the Company does not control, the value of the Company’s trade secrets and technical know-how would be diminished.

While the Company strives to maintain systems and procedures to protect the confidentiality and security of its trade secrets and technical know-how, these systems and procedures may fail to provide an adequate degree of protection. For example, although the Company generally enters into agreements with its employees, consultants, advisors, customer licensees and strategic partners restricting the disclosure and use of trade secrets, technical know-how and confidential information, the Company cannot provide any assurance that these agreements will be sufficient to prevent unauthorized use or disclosure. In addition, some of the technology deployed at the Company’s customer licensee sites, which the Company does not control, may be readily observable by third parties who are not under contractual obligations of non-disclosure, which may limit or compromise the Company’s ability to continue to protect such technology as a trade secret.

Although the Company seeks to secure intellectual property rights with respect to its technology where such rights are available, certain aspects of the Company’s technology cannot be protected as intellectual property. For example, unlike certain other companies operating in the alternative energy or biofuel industry, the Company’s technology does not involve the creation or use of manufactured or genetically engineered organisms. The micro-crops that the Company’s processes ultimately convert to LPC, LM and Biocrude are naturally-occurring species indigenous to the environments in which the Company’s customer licensees operate. Since the Company does not have, and cannot obtain, intellectual property rights with respect to these species, and consequently other companies are free to develop competing technologies to grow these organisms, it is important that the Company secures and protects its intellectual property rights in the technology that it licenses to customer licensees, including the Company’s processes and system for growing micro-crops at an optimal rate. If the Company fails to secure and protect these rights, other companies will be able to freely copy or otherwise reproduce the Company’s technology, which may in turn cause it to lose customer licensees and prospective customer licensees to those competitors.

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

From the Company’s customer licensees’ standpoint, the strength of the intellectual property under which it grants licenses can be a critical determinant of the value of these licenses. If the Company is unable to secure, protect and enforce its intellectual property, it may become more difficult for the Company to attract new customer licensees. Any such development could have a material adverse effect on the Company’s business, financial condition and results of operations.

Although the Company has filed patent applications for some of its core technologies, the Company does not currently hold any issued patents and it may face delays and difficulties in obtaining these patents, or it may not be able to obtain such patents at all.

Patents are a key element of the Company’s intellectual property strategy. The Company has currently filed patent applications for six families of technologies, both in the United States and in foreign jurisdictions. These pending patent applications relate to, among other aspects of the Company’s technology, the design of its bioreactors, the physical and chemical treatment processes for biomass, its growth algorithms, multi-spectral cameras and imaging algorithms, the use of the Company’s processes to make Biocrude, LPC and LM, and the Company’s enterprise management system. The Company’s patent applications are in the early stages and the Company has not received substantive feedback from relevant patent offices regarding the viability of its patent applications. It may take two or more years for any patents to issue from the Company’s applications, it cannot provide any assurance that any patents will ultimately be issued or that any patents that do ultimately issue will issue in a form that will adequately protect the Company’s commercial advantage.

The Company’s ability to obtain patent protection for its technologies is uncertain due to a number of factors, including that it may not have been the first to make the inventions covered by the Company’s pending patent applications or to file patent applications for these inventions. The Company has not conducted any formal analysis of the prior art in the areas in which it has filed its patent applications, and the existence of any such prior art would bring the novelty of the Company’s technologies into question and could cause the pending patent applications to be rejected.

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

Even if patents do ultimately issue from the Company’s patent applications, these patents may not provide meaningful protection or commercial advantage. Patents only provide protection for a 20-year period starting from the filing date and the longer a patent application takes to issue the less time there is to enforce it. Further, the claims under any patents that issue from the Company’s applications may not be broad enough to prevent others from developing technologies that are similar or that achieve similar results to the Company’s results. It is also possible that the intellectual property rights of others will bar the Company from licensing its technology and bar it or the Company’s customer licensees from exploiting any patents that issue from the Company’s pending applications. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the fields in which the Company has developed and is developing its technology. These patents and patent applications might have priority over the Company’s patent applications and could subject its patent applications to invalidation. Finally, in addition to those who may claim priority, any patents that issue from the Company’s applications may also be challenged by the Company’s competitors on the basis that they are otherwise invalid or unenforceable.

The Company may be unable to fully enforce its intellectual property in certain countries.

Based on the Company’s current negotiations with prospective customer licensees, the Company expects that many of its customer licensees will be in certain countries, including, among others, China and Indonesia, where it may have difficulty enforcing its intellectual property rights due to the general nature of the intellectual property enforcement mechanisms that are in place in such countries. These jurisdictions may have weaker statutory protections for intellectual property, or judicial or administrative regimes that make enforcement of these protections more difficult than in the United States. As a result, the Company might not be able to pursue adequate remedies in the event that its intellectual property rights are violated. In particular, the Company might be unable to effectively prevent the continuing infringement of its intellectual property rights.

To the extent that any material infringement of the Company’s intellectual property occurs for which it is unable to obtain a remedy, the Company is likely to suffer a loss of potential revenues, since it will not receive license fees or royalties for such infringing uses, and other existing and prospective customer licensees might become hesitant to pay license fees for a technology being used freely by their competitors in the marketplace. If the infringing uses became widespread, this could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may face claims that it is violating the intellectual property rights of others.

The Company may face claims, including from direct competitors, other energy companies, scientists or research universities, asserting that the Company’s technology or the commercial use of such technology by its customer licensees or partners infringes or otherwise violates the intellectual property rights of others. The Company has not conducted infringement, freedom to operate or landscape analyses, and as a result it cannot be certain that its technologies and processes do not violate the intellectual property rights of others. The Company expects that it may increasingly be subject to such claims as it begins to earn revenues and the Company’s market profile grows.

The Company may also face infringement claims from the employees, consultants, agents and outside organizations it has engaged to develop its technology. While the Company has sought to protect itself against such claims through contractual means, it cannot provide any assurance that such contractual provisions are adequate, and any of these parties might claim full or partial ownership of the intellectual property in the technology that they were engaged to develop for the Company.

If the Company were found to be infringing or otherwise violating the intellectual property rights of others, it could face significant costs to implement work-around methods, and it cannot provide any assurance that any such work-around would be available or technically equivalent to its current technology. In such cases, the Company might need to license a third party’s intellectual property, although any required license might not be available to it on acceptable terms, or at all. If the Company is unable to work around such infringement or obtain a license on acceptable terms, it might face substantial monetary judgments against it or an injunction against continuing to license its technology, which might cause the Company to cease operations.

In addition, even if the Company is not infringing or otherwise violating the intellectual property rights of others, it could nonetheless incur substantial costs in defending itself in suits brought against it for alleged infringement. Also, if the Company’s license agreements provide that it will defend and indemnify the Company’s customer licensees for claims against them relating to any alleged infringement of the intellectual property rights of third parties in connection with such customer licensees’ use of the Company’s technologies, it may incur substantial costs defending and indemnifying its customer licensees to the extent they are subject to these types of claims. Such suits, even if without merit, would likely require the Company’s management team to dedicate substantial time to addressing the issues presented. Any party bringing claims might have greater resources than the Company does, which could potentially lead to its settling claims against which it might otherwise prevail on the merits.

Any claims brought against the Company or its customer licensees alleging that the Company and/or its customer licensees has violated the intellectual property of others could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company expects to rely on third parties, such as academic institutions and agriculture and energy companies.

The Company expects to rely on third parties, such as academic institutions and agriculture and energy companies, to aid in the development and marketing of its technology and processes. Should these third parties reduce their commitment to the Company or terminate their relationship with it, pursue competing relationships or attempt to develop or acquire products or services that compete with the end-products produced using the Company’s technology, such action could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company will have to devote significant management resources to its compliance with the requirements imposed by Section 404 of the Sarbanes-Oxley Act of 2002, which could harm the Company’s growth.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”) to implement Section 404, the Company is required to include in its Annual Reports on Form 10-K a report by the Company’s management regarding the effectiveness of the Company’s internal control over financial reporting. The report must include, among other things, an assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the Company’s fiscal year, including a statement as to whether or not the Company’s internal control over financial reporting is effective. The Dodd-Frank Wall Street Reform and Consumer Protection Act exempts non-accelerated filers from complying with the requirement set forth in Section 404(b) of the Sarbanes-Oxley Act, which requires that reporting companies include in their annual reports an independent auditor’s attestation report on the effectiveness of the reporting company’s internal control over financial reporting. For the fiscal year ended December 31, 2011, the Company will not be an accelerated filer and will therefore be exempt from the requirements of Section 404(b) of the Sarbanes-Oxley Act. However, the Company anticipates becoming an accelerated filer upon the completion of its initial public offering and thereafter will be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act, which will increase the diversion of the Company’s management’s limited resources and attention.

If the Company fails to manage future growth effectively, its business could be harmed.

The Company expects to experience rapid growth as it commercializes its technology. This growth will likely place significant demands on the Company’s management and on the Company’s operational and financial infrastructure. To manage the Company’s growth effectively, it must continue to improve and enhance its managerial, operational and financial controls, hire sufficient numbers of capable employees and upgrade its infrastructure. The Company must also manage an increasing number of new and existing relationships with customer licensees, suppliers, business partners and other third parties. These activities will require significant expenditures and allocation of valuable management resources. If the Company fails to maintain the efficiency of its organization as it grows, the Company’s revenues and profitability may be harmed, and it might be unable to achieve its business objectives.

The Company may be unable to recruit and retain the necessary personnel to support its future growth.

The Company currently relies on key individuals in the management and operation of its business. In order to continue the research and design of the Company’s micro-crop production system and to move to larger commercial scaling and deployment, it will be necessary for the Company to recruit a significant number of additional qualified individuals, including experienced management and specific technical experts. Any inability on the Company’s part to retain key employees or obtain the appropriate resources through hiring, outsourcing or through other contractors could delay or impair the Company’s ability to achieve successful results.

Most of the Company’s planned production capacity will be in equatorial regions around the world, which could limit the number of prospective customer licensees willing to license the Company’s technology, and the Company’s business could be adversely affected if it does not operate effectively in those regions.

The operations of the Company’s customer licensees generally should be within approximately 15 degrees of latitude from the equator for optimal performance. Notwithstanding that the overall profitability of the Company’s technology is not limited to pursuing opportunities exclusively within equatorial regions, prospective customer licensees that do not have access to these regions may decline to license the Company’s technology. Furthermore, the Company will be subject to risks associated with the concentration of its customer licensees’ operations in these regions. The occurrence of prolonged increases in temperature due to climate change or natural disasters, such as earthquakes or floods, localized extended outages of critical utilities or transportation systems or political, social or economic disruptions in these regions, could cause a significant interruption in the output and sales realized by the Company’s customer licensees. Such interruptions could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company faces risks associated with its international operations, including unfavorable regulatory, political and tax conditions, which could harm the Company’s business.

The Company faces risks associated with the international licensing activities it has engaged in and expects to engage in, including possible unfavorable regulatory, political and tax conditions, any of which could harm the Company’s business. The Company expects that its future customer licensees will be based in various jurisdictions around the world, each of which is subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. In particular, the legal systems in these jurisdictions, particularly with respect to commercial matters and property rights, may be less developed than in the United States or more uncertain in their application. Laws can be subject to varying or unpredictable interpretations, and prior court decisions may have limited or no precedential value. In addition, the Company’s ability to enforce its contractual rights in foreign jurisdictions might be limited, especially in relation to its customer licensees that are instrumentalities of foreign governments.

The Company’s business relationships with international customer licensees are subject to foreign government taxes, regulations and permit requirements, and foreign tax and other laws. The Company’s international licensee relationships are also subject to United States and foreign government trade restrictions, tariffs and price or exchange controls; the U.S. Foreign Corrupt Practices Act of 1977, as amended; preferences of foreign nations for domestic technologies; changes in diplomatic and trade relationships; political instability, natural disasters, war or events of terrorism; and the strength of international economies. Because the Company will rely on license fees and royalties from its customer licensees’ operations, any negative impact these factors have on its customer licensees could also have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company expects to be exposed to fluctuations in foreign exchange rates.

The Company expects that substantially all of its revenues will be from customer licensees located outside the United States and that, over the long term, at least a substantial majority of its revenues will come from non-U.S. customer licensees. Under the license agreements that the Company expects to enter into in the future with non-U.S. customer licensees, all or a portion of its license and royalty fee revenue may be denominated in currencies other than the U.S. dollar. Many of the Company’s costs, however, including most of the costs of its employees who the Company expects to support the operations of its customer licensees, and the Company’s research and development costs, will be denominated in U.S. dollars. The Company expects that fluctuations in the value of these revenues and expenses as measured in U.S. dollars will affect its results of operations, and adverse currency exchange rate fluctuations may have a material impact on its future financial results. In particular, to the extent that the U.S. dollar appreciates in value relative to the currencies in which the Company receives revenue, its revenues will be lower in U.S. dollar terms, while many of the Company’s expenses will remain at the same level, resulting in a net negative impact on the Company’s profitability.

The Company’s quarterly operating results may fluctuate in the future, which may cause the Company’s stock price to decline.

The Company’s quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of the Company’s control. The Company’s fluctuations may be amplified by the uncertainty in timing of a relatively small number of large transactions it anticipates that it will consummate. Fluctuations in the Company’s quarterly operating results could cause the Company’s stock price to decline rapidly, may lead analysts to change their long-term model for valuing the Company’s common stock, could cause the Company to face short-term liquidity issues, may impact the Company’s ability to retain or attract key personnel, or cause other unanticipated issues. If the Company’s quarterly operating results fail to meet or exceed the expectations of research analysts or investors, the price of the Company’s common stock could decline substantially. The Company believes that its quarterly revenue and operating results may vary significantly in the future and that period-to-period comparisons of the Company’s operating results may not be meaningful. The results of any quarterly or annual periods should not be relied upon as indications of the Company’s future operating performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Melbourne Corporate Headquarters

The Company’s corporate headquarters are located in Melbourne, Florida. The headquarters house the executive and administrative offices, as well as the finance, business development, operations and information technology departments. During 2011, the Company entered into a new lease which expires on January 31, 2014.

Fellsmere Field-Scale R&D Facility

The Company has constructed its primary field-scale development facility for its production process in Fellsmere, Florida (approximately 40 miles from the Company’s headquarters in Melbourne, Florida). The facility provides demonstration-scale live processing of all portions of the Company’s processes as well as indoor and outdoor empirical testing, and laboratory analysis. During 2011, the Company purchased this land for $130,000.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or any of its property is the subject.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2011, the Company’s common stock was quoted on the OTCQB tier of OTC Markets under the symbol “PALG”. In connection with its name change, the Company expects to change its ticker symbol in the near future subject to the approval of the Financial Industry Regulatory Authority, Inc.

As of March 27, 2012, the Company had 379 stockholders of record of its common stock.

The following table sets forth, for the quarters indicated, the high and low inter-dealer closing prices per share of the Company’s common stock.

Fiscal 2011:	High	Low
First Quarter	$20.00	$10.25
Second Quarter	$22.00	$14.00
Third Quarter	$17.50	$11.00
Fourth Quarter	$13.50	$2.50

Fiscal 2010:	High	Low
First Quarter	$23.95	$18.55
Second Quarter	$26.00	$6.10
Third Quarter	$26.00	$10.00
Fourth Quarter	$14.49	$10.10

On March 27, 2012, the last reported sales price for the Company’s common stock on the OTCQB tier of OTC Markets was $3.75 per share.

Dividends

The holders of shares of the Company’s common stock are entitled to dividends out of funds legally available when and as declared by the Company’s board of directors. The Company has never declared or paid cash dividends. The Company’s board of directors does not anticipate declaring a dividend in the foreseeable future.

Equity Compensation Plan

The Company’s 2009 Equity Compensation Plan permits the grant of up to four million share-based incentives to its employees. The following table summarizes information as of December 31, 2011, relating to the Company’s equity compensation plan pursuant to which the Company may from time to time grant options, restricted stock, or other rights to acquire its shares.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders (1)	2,345,000	$5.50	1,655,000
Equity Compensation plans not approved by security holders	—	—	—
Total	2,345,000	$5.50	1,655,000

(1)	Represents the Parabel Inc. 2009 Equity Compensation Plan.

Transfer Agent and Registrar

The transfer agent and registrar for the Company’s common stock is Computershare, 4229 Collection Center Drive, Chicago, IL 60693.

Issuer Repurchases

Neither the Company nor any of its affiliates repurchased any of the Company’s common stock during the fiscal year ended December 31, 2011.

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

Overview

Parabel Inc. (the “Company”, formerly named “PetroAlgae Inc.”), provides renewable technology and solutions to address the global demand for new sources of feed, food and fuel. The Company has developed proprietary technology, which it believes will enable customer licensees to grow, harvest and process locally-available aquatic plants (“micro-crops”) to create products for agriculture and energy markets in a profitable manner. One customer licensee in South America and two prospective customer licensees in Asia are currently implementing this technology at pilot scale.

The Company’s strategy is to license and provide management support for production facilities at locations with suitable climates for its technology to achieve maximum productivity, which are generally located within equatorial regions. To allow customer licensees to build out rapidly and efficiently, the Company has developed a scalable and flexible solution, based on modular growth units which enable phased construction and production operations. The Company intends to generate revenue from licensing fees and royalties primarily from customer licensees that are engaged in the global agriculture and energy markets, as well as from investment groups.

Using indigenous, non-genetically modified plants from the Lemnaceae family, the Company’s technology platform enables the production of Lemna Protein Concentrate (“LPC”), Lemna Meal (“LM”) and Biocrude. In the near-term, the Company is positioning LPC and LM in animal feed markets, as fish meal and alfalfa meal alternatives, respectively. Third-party testing commissioned by the Company has indicated the value and viability of the products in these applications. The Company believes that both products could also potentially be applied in fertilizer applications. With further technology and product development, the Company expects LPC to be applied in human food markets and, with the development of third-party conversion technologies, the Company expects Biocrude to be used as a feedstock for renewable fuels.

To date, the Company has entered into a license agreement with Asesorias e Inversiones Quilicura S.A. (“AIQ”), a customer licensee in South America, with initial construction of a pilot-scale bioreactor (of less than one hectare) completed and testing ongoing. Due to the conditionality of this license agreement, there is no guarantee that AIQ will elect to proceed to the commercial phase of the license agreement. Because this is the first license agreement into which it has entered, the Company has agreed to construct the first commercial phase facility on a turnkey basis, which means that the Company will design, have constructed and equip the facility, in return for payments billed on a progress basis, not to exceed a prescribed limit. The pilot-scale bioreactor, which constitutes the preliminary phase of this license agreement, was constructed at AIQ’s expense and not on a turnkey basis. As future customer licensees implement the technology at commercial scale, the Company expects to incur minimal capital expenditures, since customer licensees will be expected to invest in the development and construction of the production facilities.

In addition, the Company is currently negotiating license agreements with, and funding and managing the construction and/or operation of pilot-scale projects for, the Salim Group, a prospective customer licensee in Indonesia, and China Energy Conservations and Environmental Protection Group – CHONGOING INDUSTRY CO., LTD. (“CECEP”), a prospective customer licensee in China. The construction of these pilot-scale bioreactors, each of which comprises less than one hectare in size, was completed during the first quarter of 2012 and the Company expects these pilot-scale bioreactors to commence operations during the second quarter of 2012. These parties have expressed an intention to progress to commercial-scale operations, subject to successful pilot results, and have entered into non-binding agreements with the Company regarding their commercial use of the Company’s technology.

Results of Operations

Twelve Months Ended December 31, 2011 Compared to Twelve Months Ended December 31, 2010

Revenue. The Company did not record any revenues in 2011 or 2010.

Total costs and expenses. Total costs and expenses decreased by $16.0 million, or 35.9%, to $28.5 million in 2011 as compared to 2010, due to decreases in selling, general and administrative expenses and research and development expenses, slightly offset by an increase in interest expense as described below.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $11.0 million, or 50.5%, to $10.8 million in 2011 as compared to 2010. The largest decrease, $9.0 million, was related to equity compensation expense. During 2010, the Company modified the terms of the restricted ownership units held by two executive officers (as described in more detail below under “-Twelve Months Ended December 31, 2010 Compared to Twelve Months Ended December 31, 2009”), resulting in additional equity compensation expense of $9.1 million in selling, general and administrative expenses for the year ended December 31, 2010. During 2011, as compared to 2010, compensation expenses decreased by $1.4 million within selling, general and administrative expenses due to selective personnel reductions as well as turnover in certain positions that management chose not to replace based upon the current business needs of the Company. As a result of these terminations, headcount within selling, general and administrative expenses decreased 36.7% from December 31, 2010 as compared to December 31, 2011.

Research and development expenses. Research and development expenses decreased $7.2 million, or 41.5%, to $10.2 million in 2011 as compared to 2010. The decrease was primarily driven by reductions in equity compensation expense (as described in more detail below under “-Twelve Months Ended December 31, 2010 Compared to Twelve Months Ended December 31, 2009”) and compensation expense. Compensation expense decreased $2.5 million in 2011 as compared to 2010 due to a 46.8% reduction in employee headcount within research and development as a result of consolidating our lab facilities and other functions. The Company also paid $1.4 million less to external consultants for outsourced research and development activities during 2011 as compared to 2010 and spent $0.6 million less on materials and supplies.

Interest expense—related party. Interest expense on notes payable—related party increased by $2.6 million, or 62.7%, to $6.6 million in 2011 as compared to 2010. The increase in 2011, as compared to 2010, was due to additional funding of the Company’s operations through notes payable from related parties. The principal balance of these notes totaled $78.9 million at December 31, 2011 as compared to $51.7 million at December 31, 2010.

Depreciation expense. Depreciation expense decreased by $0.3 million, or 24.8%, to $0.8 million in 2011 as compared to 2010, primarily because certain assets with an original cost of $1.0 million became fully depreciated during 2011.

Non-controlling interest. As of December 31, 2011, non-controlling interest parties collectively owned approximately 13% of PA LLC and have been attributed their respective portion of the loss of PA LLC. The amount of loss assigned to non-controlling interests was $3.6 million in 2011 as compared to $6.5 million in 2010.

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

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $4.4 million, or 25.6%, to $21.8 million, in 2010 as compared to 2009. The increase in 2010, as compared to 2009, was due to a $9.1 million increase in equity compensation expense which was primarily related to a modification of terms of the restricted ownership units held by two executive officers who are included in selling, general and administrative departments. This modification was the removal of the right of the Company to repurchase the restricted ownership units (the “Units”). Previously, the Company had the right to repurchase the Units until certain business objectives were accomplished and, as a result, none of the compensation expense related to the grant of such units in 2008 had been recorded as an expense prior to 2010. In conjunction with certain changes in business strategy and expectations, the Company cancelled its right to repurchase the Units in the fourth quarter of 2010, which increased the value of the Units under applicable accounting rules and required the full compensation cost to be expensed in the period of this action. This increase was partially offset by a decrease in compensation expenses of $1.1 million due to certain employee salary reductions as well as a 21.1% decrease in employee headcount. Headcount related to certain functions was reduced and the related workload was absorbed into other functional areas where possible in order to streamline operations. Expenses related to external consultants decreased 41%, or $3.1 million, for the same period related to professional services provided for such things as public relations, recruiting fees and investor relations. The decrease in professional services resulted from changes in the business needs of the Company as well as ongoing efforts to improve the efficiency of its operations.

Research and development expenses. Research and development expenses increased by $2.3 million, or 15.5%, to $17.4 million, in 2010 as compared to 2009. Equity compensation expense increased by $2.5 million during 2010 as compared to 2009, primarily because the Company modified terms of the Units held by three of its officers who are included in research and development departments. This modification was the removal of the right of the Company to repurchase the Units. For a further discussion of this modification, see “—Selling, general and administrative expenses” immediately above. Also, the Company recorded a $0.2 million impairment charge related to property and equipment. These increases were slightly offset by a $0.5 million decrease in spending as the Company needed less expensive materials and supplies for research and development efforts.

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

Liquidity and Capital Resources

Overview

To date, the Company has financed its operations primarily through loans from, and debt securities issued to, its principal stockholder. To a lesser extent, the Company has also raised funds by issuing equity securities to unrelated third parties. Since its inception through December 31, 2011, the Company has raised in the aggregate $108.8 million in debt and equity investments, with $98.9 million of this total raised from its principal stockholder and $9.9 million raised from unrelated third parties.

Cash and Cash Flow

At December 31, 2011, the Company had $8.8 million in unrestricted cash and cash equivalents.

Net cash used in operating activities was $17.8 million, $22.8 million, and $27.6 million, in 2011, 2010, and 2009, respectively. The decrease in cash usage from 2009 to 2010 was primarily attributed to cost savings of $3.8 million resulting from the Company’s decreased use of external consultants during 2010 as compared to 2009. The decrease in cash used in operating activities from 2010 to 2011 was mostly driven by the $3.9 million reduction in current compensation expenses described above in “Results of Operations”.

Net cash used in investing activities, which consisted primarily of the purchase of capital assets, was $0.6 million, $1.0 million, and $2.4 million, for the years ended December 31, 2011, 2010, and 2009, respectively. The decline in expenditures from year to year reflects the purchase of less equipment during 2010 and 2011 than in 2009 because the Company’s working demonstration facility had been completed in 2009.

Net cash provided by financing activities was $26.1 million, $22.3 million, and $22.3 million in 2011, 2010, and 2009, respectively, and consisted of advances from the Company’s principal stockholder and the sale of common shares for cash. From 2009 to 2010, cash raised from issuance of common stock and warrants decreased by $4.6 million while borrowings under notes payable-related party increased by $5.2 million. During 2011 as compared to 2010, advances from the Company’s principal stockholder increased by $11.0 million. No cash was raised from issuance of common stock during 2011.

Senior Secured Debt Financing

All of the Company’s borrowings have been provided by affiliates under a senior secured structure, as described in more detail below as of December 31, 2011:

As of December 31, 2011
Note Payable to Valens U.S. SPV I, LLC	$417,512
- Interest accrues monthly, at 12% per annum
- Note is due on June 30, 2012

Notes Payable to PetroTech	48,647,089
- Interest accrues monthly, at 12% per annum
- Notes are due on June 30, 2012

Convertible Note Payable to PetroTech	10,000,000
- Interest accrues monthly at 12% per annum
- Note is due on June 30, 2012 if not converted to common shares as described below

Up to $25,000,000 Note Payable to PetroTech	19,849,491
- Interest payable monthly and is drawn into note on a monthly basis at Prime + 2% (5.25% at December 31, 2011)
-Note is due on June 30, 2012
- Permits additional draws only to fund interest.
Maximum balance of this note is limited to $25,000,000

Total Notes Payable - Related Party	$78,914,092

As of December 31, 2011, the principal balance of notes payable – related party was classified as a current liability on the accompanying consolidated balance sheet as the maturity date of the full balance plus accrued interest of $10,406,329 is June 30, 2012. The notes payable – related party are secured by all of the Company’s assets. The convertible note payable allows the holder (at the holder’s option) to convert all or any portion of the issued and outstanding principal amount and/or accrued interest and fees then due into shares of the Company’s common stock at a fixed conversion price of $5.43 per share.

Each note payable and the related master security agreement and equity pledge and corporate guaranty agreement contain provisions that specify events of default which could lead to acceleration of the maturity of the debt. These provisions prohibit the encumbrance or sale of the Company’s assets and require maintenance and insurance of the Company’s assets. The loan agreements do not contain any required financial ratios or similar debt covenants. Generally, an event of default would arise if the Company became insolvent, filed for bankruptcy, allowed a change in control or had unresolved judgments against its assets. As of December 31, 2011, none of these events had occurred.

Interest charged to operations on these notes, including amortization of original issue discount, was $6.6 million, $4.1 million, $3.2 million, and $16.1 million during the years ended December 31, 2011, 2010, 2009, and the period from September 22, 2006 (inception) to December 31, 2011, respectively.

The principal amount of debt obligations as of December 31, 2011 was $78.9 million, of which $19.8 million was outstanding at a floating rate of 2% over the prime interest rate and $59.1 million was outstanding at a fixed rate of 12%. Floating rate borrowings will lead to additional interest expense if interest rates increase.

Contractual Obligations

The following table discloses aggregate information about the Company’s contractual obligations and the period in which payments are due as of December 31, 2011:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt: principal	$78,914,092	$78,914,092	$—	$—	$—
Debt: accrued interest to date (1)	10,406,329	10,406,329	—	—	—
Debt: estimated future interest (2)	4,070,658	4,070,658	—	—	—
Operating lease commitments	822,901	446,384	376,517	—	—

Total contractual obligations	$94,213,980	$93,837,463	$376,517	$—	$—

(1)	Represents the amount of interest that has been accrued through the balance sheet date on approximately $59.1 million of outstanding debt at an annual rate of 12%. This amount is due at the June 30, 2012 maturity date of the related debt.
(2)	Estimated future interest represents the amount of interest expected to accrue until the maturity date of the related debt, which in all cases is June 30, 2012. The estimated amount is calculated from the current balance sheet date through maturity based upon the principal balance of each note and the applicable interest rate, which is compounded monthly at prime + 2% (assumed to be 5.25%) on approximately $19.8 million of debt and calculated on a non-compounded basis at 12% on the remaining principal amount.

The Company is currently in the development stage and has not yet recognized any revenue. The Company anticipates accomplishing a transition from the development stage to operational status, depending upon the timing and extent of success achieved in accomplishing milestones, including:

•	preparation of technology and related processes for commercial deployment;

•

securing profitable license agreements with global customer licensees, which in turn depends upon the demand for feed and renewable energy technologies and, consequently, the demand for and price of the ultimate products produced by the Company’s technology;

•

the timing and cost of delivery of technology as required by license agreements with prospective customer licensees, which is expected to include the completion of design work specific to such customer licensees and oversight of the construction and successful operation of pilot plants at customer licensee locations; and

•	the ability and willingness of future customers to abide by the terms of the technology agreements and to pay license and royalties fees at agreed-upon rates.

While the Company has a limited but growing list of prospective customer licensees, the Company’s costs are mostly variable and the Company does not have significant commitments other than its debt and lease obligations. The Company estimates that its net loss from operations and net cash used in operations over the next 12 months will be similar to its recently reported results. The Company has never been profitable and has incurred significant losses and cash flow deficits since its inception. For the years ended December 31, 2011, 2010, and 2009, the Company reported net losses before non-controlling interest of $28.5 million, $44.5 million, and $36.8 million, respectively, and negative cash flows from operating activities of $17.8 million, $22.8 million, and $27.6 million, respectively. As of December 31, 2011, the Company had an aggregate accumulated deficit of $122.9 million. As a result of these net losses, cash flow deficits, and other factors, there is a substantial doubt about the Company’s ability to continue as a going concern.

The Company does not have a firm commitment from its principal stockholder or any third party for additional debt or equity funding. Therefore, the Company is carefully managing its cash resources, which totaled $8.9 million at December 31, 2011.

In the short-run, the Company believes that its principal stockholder will continue to fund the Company’s operations and will extend the maturity of all of its debt, which is currently due on June 30, 2012. However, there is currently no agreement with the Company’s principal stockholder to this effect.

In addition, the Company is exploring alternative private sources of financing and is currently in registration with the SEC for a potential public offering of its common shares. However, it is uncertain whether the Company will receive additional funding from the Company’s principal stockholder, secure alternative private sources of financing or complete a public offering.

The Company’s accompanying consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 2011, these adjustments would likely include the substantial impairment of the carrying amount of the Company’s non-cash assets of $2.2 million and potential contingent liabilities that may arise if the Company is unable to fulfill various operational commitments. In addition, the value of the Company’s securities, including common stock and warrants, would likely be significantly impaired. The Company’s ability to continue as a going concern is dependent upon it generating sufficient cash flow from operations and obtaining additional capital and financing.

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

The Company’s critical accounting polices include:

Revenue Recognition

The Company will record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. To the extent cash is received in advance of the Company’s performance or the availability of rights under a license agreement or such receipts are refundable at the customer’s option, these amounts will be reported as deferred revenue.

Cash and Cash Equivalents and Cash Concentration

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. At December 31, 2011, the Company had approximately $8.9 million on deposit at a single financial institution.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011. The respective carrying values of certain financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, accounts payable, and accrued expenses. Carrying values are assumed to approximate fair values for these financial instruments because they are short-term in nature and their carrying amounts approximate the amounts expected to be received or paid.

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

The Company does not consider its net loss or cash outflow from operations to be an indicator of asset impairment as such financial results are typical for technology companies that are in the development stage. Rather, management evaluates the state of the technology, its process toward technical and business milestones, and relevant external market factors to ascertain whether a potential impairment has occurred. During 2011 and 2010, the Company identified certain changes in its process development plans that eliminated or changed the need or expected use of certain assets. As a result, during the years ended December 31, 2011 and 2010, impairment charges of $0.4 million and $0.2 million, respectively, were recorded as a reduction of property and equipment and an addition to research and development expense in order to reduce these assets to their estimated realizable value. No impairment indicators were noted during the year ended December 31, 2009 and the Company’s process of monitoring these assets was unchanged during this period.

When the Company identifies an impairment indicator, it measures the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds its best internal estimate of the value of the asset while it remains in use, plus any proceeds expected from the eventual disposal of the impaired asset. Since the Company uses most of its property and equipment to demonstrate its technology to prospective customers and continue technology and product enhancement efforts and not to generate revenues or cash flows, a cash flow analysis of the categories above or the assets as a whole is not practicable. Instead, a depreciated replacement cost estimate is used for assets still in service and equipment secondary market quotes are obtained for assets planned for disposal. Depreciated replacement cost is determined by contacting vendors of the same or similar equipment or other assets to obtain an estimate of the market price of such assets, and then reducing this amount by a formula derived from the age of the equipment and the typical useful life of that equipment. For assets planned to be disposed, descriptions of the equipment are circulated to a number of purchasers of used machinery and equipment to solicit bids for such assets. The Company’s best estimate of selling price based upon these purchasers’ responses is used to estimate the value of such assets, net of any costs to remove, recondition and/or ship the equipment to the buyer.

Research and Development

Research and development costs incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products, prior to the attainment of the related products’ technological feasibility, are recorded as expenses in the period incurred.

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

The effect of 2,592,143, 2,598,629 and 481,703 weighted average warrants and 1,561,799, 1,083,475 and 626,151 weighted average options were not included for the years ended December 31, 2011, 2010 and 2009, respectively, as they would have had an anti-dilutive effect.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation. This Statement requires that the cost resulting from all stock-based transactions be recorded in the consolidated financial statements. The Statement establishes fair value as the measurement objective in accounting for stock-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for stock-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in stock-based payment transactions. (See Note 10 in the accompanying consolidated financial statements).

Recent Accounting Pronouncements

Adoption of New Accounting Standards

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The adoption of this new guidance as of January 1, 2011 did not have a material effect on the Company’s consolidated financial statements, nor does management expect it to have a material impact on the Company’s expected future revenues.

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

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. ASU 2011-12 is effective for annual periods beginning after December 15, 2011. The adoption of ASU 2011-12 will only impact presentation and will not have any effect on the Company’s consolidated financial statements or on its financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to interest rate risk is related to its borrowings. The principal amount of the Company’s debt obligations as of December 31, 2011 was $78.9 million, of which $19.8 million was outstanding at an annual floating rate of 2% over the prime interest rate and $59.1 million was outstanding at a fixed annual rate of 12%. Floating rate borrowings will lead to additional interest expense if interest rates increase. The Company enters into loan arrangements when needed and borrowings are subject to interest rate risk because changes in the prime interest rate will have an effect on interest rate expense.

If interest rates would have increased by 1.0%, the additional interest expense for the years ended December 31, 2011, 2010, and 2009 would have been $0.2 million per year for each of the three years.

Exchange Rate Risk

The Company currently has very little foreign exchange risk as a result of exposures to changes in currency exchange rates. Under the license agreements that the Company expects to enter into in the future with non-U.S. customer licensees, a portion of its license and royalty fee revenue may be denominated in currencies other than the U.S. dollar. Many of the Company’s costs, however, including most of the costs of its employees who the Company expects to support the operations of its customer licensees, and its research and development costs, will be denominated in U.S. dollars. The Company expects that fluctuations in the value of these revenues and expenses as measured in U.S. dollars will affect its results of operations, and adverse currency exchange rate fluctuations may have a material impact on its future financial results.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Parabel, Inc.

We have audited the accompanying consolidated balance sheets of Parabel, Inc. (a Development Stage Entity and a Delaware Corporation) and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2011 and for the period from inception (September 22, 2006) to December 31, 2011 and the related consolidated statements of changes in stockholders’ deficit for each of the five years in the period ended December 31, 2011 and for the period from inception (September 22, 2006) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parabel, Inc. (a Development Stage Entity) and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2011 and for the period from inception (September 22, 2006) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $28,504,562 during the year ended December 31, 2011, and, as of that date, the Company’s current liabilities exceeded its current assets by $83,153,405 and its total liabilities exceeded its total assets by $81,838,019. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Orlando, Florida

March 30, 2012

Parabel Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$8,842,269	$1,140,882
Restricted cash	75,286	2,325,000
Prepaid expenses	116,672	102,016
Other current assets	777,594	—

Total current assets	9,811,821	3,567,898

Property and equipment	3,066,217	4,194,629
Accumulated depreciation	(1,974,566)	(2,292,952)

Net property and equipment	1,091,651	1,901,677
Deposits	256,015	24,814
Other non-current assets	—	830,375

Total assets	$11,159,487	$6,324,764

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$948,375	$1,569,715
Accrued expenses	1,195,374	2,189,561
Accrued expenses - related party	11,294,885	4,807,135
Deferred revenue	612,500	500,000
Liabilities related to equity issuance	—	100,000
Current portion of notes payable - related party	78,914,092	—
Other current liabilities	—	2,000,000

Total current liabilities	92,965,226	11,166,411

Deferred rent	32,280	—
Notes payable - related party	—	51,662,734

Total liabilities	92,997,506	62,829,145

Commitments and Contingencies (Note 9)
Stockholders’ deficit:
Preferred stock - $.001 par value, 25,000,000 shares authorized; no shares issued or outstanding at December 31, 2011 and 2010	—	—
Common stock - $.001 par value, 300,000,000 shares authorized; 106,920,730 and 106,933,230 shares issued and outstanding at December 31, 2011 and 2010, respectively	106,921	106,933
Paid in capital	39,801,148	37,823,248
Deficit accumulated during the development stage	(122,887,794)	(98,022,859)

Parabel Inc. stockholders’ deficit	(82,979,725)	(60,092,678)
Non-controlling interest	1,141,706	3,588,297

Total stockholders’ deficit	(81,838,019)	(56,504,381)

Total liabilities and stockholders’ deficit	$11,159,487	$6,324,764

See the accompanying notes to the consolidated financial statements.

Parabel Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	For the Years Ended			For the Period From September 22, 2006 (Inception) Through
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2011

Revenue	$—	$—	$—	$—

Costs and expenses:
Selling, general and administrative	10,824,152	21,849,915	17,400,801	61,490,581
Research and development	10,198,477	17,424,316	15,085,060	58,667,474
Interest expense - related party	6,633,036	4,076,905	3,198,642	16,116,094
Depreciation	848,897	1,128,249	1,137,733	3,439,386

Total costs and expenses	28,504,562	44,479,385	36,822,236	139,713,535

Net loss	(28,504,562)	(44,479,385)	(36,822,236)	(139,713,535)
Net loss attributable to non-controlling interest	3,639,627	6,469,356	6,554,358	16,825,741

Net loss attributable to Parabel Inc.	$(24,864,935)	$(38,010,029)	$(30,267,878)	$(122,887,794)

Basic and diluted common shares outstanding	106,920,730	106,731,469	104,866,065

Basic and diluted loss per share	$(0.23)	$(0.36)	$(0.29)

See the accompanying notes to the consolidated financial statements.

Parabel Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Deficit

Period From Inception (September 22, 2006) to December 31, 2011

	Common Stock Shares	Amount	Paid in Capital	Non-Controlling Interest	Deficit Accumulated During the Development Stage	Total
Shares issued at inception for cash	100,000,000	$100,000	$388,532	$—	$—	$488,532
Net loss	—	—	—	—	(1,410,724)	(1,410,724)

Balance - December 31, 2006	100,000,000	$100,000	$388,532	$—	$(1,410,724)	$(922,192)

Amortization of PA LLC interests to employees	—	—	276,986	—	—	276,986
Net loss	—	—	—	—	(8,346,378)	(8,346,378)

Balance - December 31, 2007	100,000,000	$100,000	$665,518	$—	$(9,757,102)	$(8,991,584)

Amortization of PA LLC interests to employees	—	—	2,240,041	200,000	—	2,440,041
Shares issued for cash	3,174,603	3,175	9,996,825	—	—	10,000,000
Shares issued for unearned services	1,000,000	1,000	(1,000)	—	—	—
Amortization of unearned services	—	—	43,750	—	—	43,750
Issuance of option as additional consideration for debt	—	—	1,453,000	—	—	1,453,000
Reverse merger	99,586	99	—	—	—	99
Net loss	—	—	—	(162,400)	(19,987,850)	(20,150,250)

Balance - December 31, 2008	104,274,189	$104,274	$14,398,134	$37,600	$(29,744,952)	$(15,204,944)

Shares issued for services	160,524	160	537,652	—	—	537,812
Shares issued for cash	500,000	500	3,999,500	—	—	4,000,000
Shares issued with purchase price guaranty	937,500	938	(938)	—	—	—
Shares and warrants issued for other current assets	357,143	357	3,017,787	—	—	3,018,144
Amortization of PA LLC interests to employees	—	—	—	1,987,552	—	1,987,552
Amortization of options issued to employees	—	—	588,653	—	—	588,653
Amortization of unearned services	—	—	1,575,000	—	—	1,575,000
Net loss	—	—	—	(6,554,358)	(30,267,878)	(36,822,236)

Balance - December 31, 2009	106,229,356	$106,229	$24,115,788	$(4,529,206)	$(60,012,830)	$(40,320,019)

Return of common stock for other current asset	(106,126)	(106)	(341,620)	—	—	(341,726)
Shares issued for cash	810,000	810	6,479,190	—	—	6,480,000
Shares issued with put option or purchase price guaranty, net of purchase price guaranty expirations	—	—	7,400,000	—	—	7,400,000
Amortization of PA LLC interests to employees	—	—	(794)	12,903,744	—	12,902,950
Amortization of options issued to employees	—	—	922,549	—	—	922,549
Amortization of unearned services	—	—	1,531,250	—	—	1,531,250
PA LLC units returned for surrendered technology license	—	—	(2,283,115)	1,683,115	—	(600,000)
Net loss	—	—	—	(6,469,356)	(38,010,029)	(44,479,385)

Balance - December 31, 2010	106,933,230	$106,933	$37,823,248	$3,588,297	$(98,022,859)	$(56,504,381)

Put option exercised by former executive	(12,500)	(12)	12	—	—	—
Amortization of PA LLC interests to employees	—	—	(845)	1,193,036	—	1,192,191
Amortization of options issued to employees	—	—	936,769	—	—	936,769
Amortization of stock appreciation rights issued to executive	—	—	1,041,964	—	—	1,041,964
Net loss	—	—	—	(3,639,627)	(24,864,935)	(28,504,562)

Balance - December 31, 2011	106,920,730	$106,921	$39,801,148	$1,141,706	$(122,887,794)	$(81,838,019)

See the accompanying notes to the consolidated financial statements.

Parabel Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	December 31, 2011	December 31, 2010	December 31, 2009	For the Period From September 22, 2006 (Inception) Through December 31, 2011
Cash flows from operating activities:
Net loss	$(28,504,562)	$(44,479,385)	$(36,822,236)	$(139,713,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount	—	375,000	562,000	1,453,000
Amortization of Company options	936,769	922,549	588,653	2,447,971
Amortization of stock appreciation rights	1,041,964	—	—	1,041,964
Amoritization of unearned services	—	1,531,250	1,575,000	3,150,000
Amortization of PA LLC interests to employees	1,192,191	12,902,950	1,987,552	18,799,720
Expenses paid and interest added to notes payable - related party	1,026,358	973,638	2,723,313	11,375,841
Expenses paid by issuance of common stock	—	—	1,214,230	1,214,230
Depreciation	848,897	1,128,249	1,137,733	3,439,386
Impairment loss	409,674	179,099	—	588,773
Loss on disposition of equipment	127,777	62,766	126,830	317,373
Write-off of other non-current assets	830,375	456,389	—	1,286,764
Change in operating assets and liabilities:
Decrease (increase) in restricted cash	249,714	(325,000)	—	(75,286)
(Increase) decrease in prepaid expenses	(14,656)	7,703	(19,056)	(136,286)
(Increase) in other current assets	(414,276)	—	—	(414,276)
(Increase) in deposits	(231,201)	—	(200)	(236,401)
(Increase) in other non-current assets	—	(109,720)	—	(109,720)
(Decrease) in accounts payable	(860,973)	(88,563)	(506,957)	(359,555)
Increase (decrease) in accrued expenses	5,369,878	3,179,571	(169,150)	10,176,477
Increase in deferred revenue	112,500	500,000	—	612,500
Increase in deferred rent	32,280	—	—	32,280

Net cash used in operating activities	(17,847,291)	(22,783,504)	(27,602,288)	(85,108,780)

Cash flows from investing activities:
Proceeds from sale of assets	42,820	7,500	36,000	86,320
Acquisition of property and equipment	(619,142)	(1,042,416)	(2,471,233)	(5,523,503)

Net cash used in investing activities	(576,322)	(1,034,916)	(2,435,233)	(5,437,183)

Cash flows from financing activities:
Member contributions	—	—	—	488,532
Reverse merger	—	—	—	99
Exercise of put option	(100,000)	—	—	(100,000)
Common stock and warrants issued for cash	—	6,480,000	11,500,000	27,980,000
Borrowings under notes payable - related party	26,225,000	15,200,000	10,000,000	69,619,601
PA LLC units returned for cash and surrendered technology license	—	(600,000)	—	(600,000)
Issuance of common stock and warrants for cash	—	1,200,000	800,000	2,000,000

Net cash provided by financing activities	26,125,000	22,280,000	22,300,000	99,388,232

Net increase (decrease) in cash	7,701,387	(1,538,420)	(7,737,521)	8,842,269
Cash and cash equivalents - beginning of period	1,140,882	2,679,302	10,416,823	—

Cash and cash equivalents - end of period	$8,842,269	$1,140,882	$2,679,302	$8,842,269

Non-cash investing and financing activities:
Liability incurred for other non-current asset	$(357,682)	$721,000	$—	$363,318
Stock and warrants issued for other liabilities, net	$(100,000)	$(7,400,000)	$7,500,000	$—
Common stock issued for unearned services	$—	$—	$—	$3,150,000
Issuance of shares for other current asset	$—	$—	$1,200,000	$1,200,000
Return of common stock for other current asset	$—	$(342,000)	$—	$(342,000)
Liability repaid with restricted cash	$2,000,000	$—	$2,000,000	$4,000,000

See the accompanying notes to the consolidated financial statements.

Parabel Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Note 1 Organization

Parabel Inc. (the “Company”, formerly named “PetroAlgae Inc.”) began its operations through its controlled subsidiary, PA LLC (formerly known as PetroAlgae LLC), on December 19, 2008, as a result of the reverse acquisition described below. PA LLC was formed by XL TechGroup, LLC (“XL Tech”, a related party and its sponsor and parent until December 19, 2008) on September 22, 2006 as a Delaware limited liability company to develop technologies to commercially grow, harvest and process locally-available aquatic plants (“micro-crops”). PA LLC is a technology development and licensing company that provides renewable technology and solutions to address the global demand for new sources of feed, food and fuel. The Company has developed proprietary technology, which it believes will enable customer licensees to grow, harvest and process micro-crops to produce Lemna Protein Concentrate (“LPC”), Lemna Meal (“LM”) and Biocrude. In the near-term, the Company is positioning LPC and LM in animal feed markets, as fish meal and alfalfa meal alternatives, respectively. With further technology and product development, the Company expects LPC to be applied in human food markets and, with the development of third-party conversion technologies, the Company expects Biocrude to be used as a feedstock for renewable fuels.

Reverse Acquisition

In August 2008, XL Tech exchanged certain of its assets, including the equity it held in PA LLC, for the outstanding debt of XL Tech that was held by our principal stockholder. Subsequent to that exchange, our principal stockholder transferred the equity it received and certain related debt to PetroTech Holdings Corp. (“PetroTech”), a holding company controlled by our principal stockholder. In December 2008, PetroTech acquired a shell company that traded on the OTC Bulletin Board and assigned its interest in PA LLC to this shell company, which it then renamed PetroAlgae Inc. As a result of the acquisition, PetroTech became the owner of 100,000,000 shares of common stock of PetroAlgae Inc. which, at the time, represented 99.9% of the total issued and outstanding common stock of PetroAlgae Inc. As the former members of PA LLC controlled PetroAlgae Inc. after the transaction, the merger was accounted for as a reverse acquisition under which, for accounting purposes, PA LLC was deemed to be the acquirer and PetroAlgae Inc., the legal acquirer, was deemed to be the acquired entity. No goodwill was recognized as PetroAlgae Inc. was a “shell” company. The former shareholders of PetroAlgae Inc. retained an aggregate of 99,586 shares of common stock, which were recorded at par value of $99. PetroAlgae Inc. changed its name to Parabel Inc. on February 7, 2012.

Note 2 Going Concern

As of December 31, 2011, the Company was in the development stage as it continues to develop its products and has not yet recognized any revenues. The Company intends to transition from the development stage to operational status depending upon the timing and its success in achieving its business development milestones. The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has never been profitable and has incurred significant losses and cash flow deficits. For the years ended December 31, 2011, 2010, 2009, and the period from September 22, 2006 (inception) to December 31, 2011, the Company reported net losses of $28.5 million, $44.5 million, $36.8 million, and $139.7 million, respectively, and negative cash flows from operating activities of $17.8 million, $22.8 million, $27.6 million, and $85.0 million, respectively. As of December 31, 2011, the Company has an aggregate accumulated deficit of $122.9 million. The Company anticipates that it will continue to report losses and negative cash flows during 2012. As a result of these net losses, cash flow deficits, and substantial debt that is due on June 30, 2012, there is a substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ability to continue as a going concern is dependent upon generating sufficient cash flows from operations and obtaining additional capital and financing. The Company has been, and continues to be, wholly dependent on funding from its principal shareholder. The principal amount of debt obligations as of December 31, 2011 was $78.9 million. The principal balance of notes payable – related party and the $10.4 million of interest payable thereon is due June 30, 2012. The Company has cash and cash equivalents of $8.9 million as of December 31, 2011 and anticipates having sufficient working capital to continue in business through June 30, 2012. However, if the Company’s ability to generate cash flows from operations is delayed beyond June of 2012 and it is unable to raise additional funding (including from its principal shareholder) and/or amend the term of its notes payable – related party, the Company will be unable to continue its business beyond that date.

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

Use of Estimates

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense. Actual results may differ from these estimates.

Revenue Recognition

The Company will begin to record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. To the extent cash is received in advance of the Company’s performance or the availability of rights under a license agreement or such receipts are refundable at the customer’s option, these amounts will be reported as deferred revenue.

Cash and Cash Equivalents and Cash Concentration

Cash and cash equivalents include unsecured money market funds and other liquid financial instruments with a maturity of three months or less at the date of purchase. At December 31, 2011 and 2010, the Company had approximately $8.9 million and $1.1 million, respectively, on deposit at a single financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $0.25 million. The Company has not experienced any losses in such accounts.

Restricted Cash

Restricted cash as of December 31, 2010 consisted of $2.0 million received by the Company related to an agreement for the right to market and sell sub-licenses in Egypt and Morocco. In January 2011, the Company received timely notice from the Licensee of its election to surrender these licensing rights and to comply with related provisions of the original contract in exchange for the return of the $2.0 million it had paid, which the Company had placed in escrow. Accordingly, the $2.0 million was disbursed from escrow to the Licensee in January 2011.

Also included in restricted cash as of December 31, 2010, was $0.3 million escrowed in accordance with the employment agreement for an executive, all of which was disbursed from escrow during 2011.

As of December 31, 2011, restricted cash consisted of $0.1 million that was held in escrow per a credit card arrangement with the Company’s financial institution.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011. The respective carrying values of certain financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, accounts payable, and accrued expenses. Carrying values are assumed to approximate fair values for these financial instruments because they are short term in nature and their carrying amounts approximate the amounts expected to be received or paid.

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

The Company does not consider its net loss or cash outflow from operations to be an indicator of asset impairment as such financial results are typical for technology companies that are in the development stage. Rather, management evaluates the state of the technology, its process toward technical and business milestones, and relevant external market factors to ascertain whether a potential impairment has occurred. During 2011 and 2010, the Company identified certain changes in its process development plans that eliminated or changed the need or expected use of certain assets. As a result, during the years ended December 31, 2011 and 2010, impairment charges of $0.4 million and $0.2 million, respectively, were recorded as a reduction of property and equipment and an addition to research and development expense in order to reduce these assets to their estimated realizable value. No impairment indicators were noted during the year ended December 31, 2009 or any prior period and the Company’s process of monitoring these assets was unchanged during these periods.

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

Research and Development

Research and development costs incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products, prior to the attainment of the related products’ technological feasibility, are recorded as expenses in the period incurred.

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

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents are not considered as their effect would be anti-dilutive.

The effect of 2,592,143, 2,598,629 and 481,703 weighted average warrants and 1,561,799, 1,083,475 and 626,151 weighted average options were not included for the years ended December 31, 2011, 2010 and 2009, respectively, as they would have had an anti-dilutive effect.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation. This Statement requires that the cost resulting from all stock-based transactions be recorded in the consolidated financial statements. The Statement establishes fair value as the measurement objective in accounting for stock-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for stock-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in stock-based payment transactions. (See Note 10).

Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

Revenue Recognition

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The adoption of this new guidance as of January 1, 2011 did not have a material effect on the Company’s consolidated financial statements, nor does management expect it to have a material impact on the Company’s expected future revenues.

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

Accounting Standards Not Yet Effective

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”) to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, mainly for level 3 fair value measurements. ASU 2011-04 is effective for the Company’s fiscal year beginning January 1, 2012. Early adoption is not permitted. The Company is currently evaluating the provisions of ASU 2011-04 and assessing the impact, if any, it may have on the financial position and results of operations.

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

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. ASU 2011-12 is effective for annual periods beginning after December 15, 2011. The adoption of ASU 2011-12 will only impact presentation and will not have any effect on the Company’s consolidated financial statements or on its financial condition.

Note 4 Other Assets

During 2010, other non-current assets consisted of legal and accounting costs associated with the Company’s filing of a registration statement with the Securities and Exchange Commission (“SEC”). These costs were capitalized with the intent of reclassifying them as a reduction of the resulting proceeds when the securities offering was successfully completed. During the fourth quarter of 2010, the Company reduced the originally incurred and capitalized costs by $0.5 million with a charge to selling, general and administrative costs. As of June 30, 2011, over 90 days had passed without substantive progress on the planned offering. As a result, based upon the application of SEC Staff Accounting Bulletin 99-1, topic 5A, the remaining offering costs of $0.8 million were charged to expense during the period and classified as selling, general and administrative costs during the second quarter of 2011.

In December 2011, the Company filed an amendment to its registration statement with the SEC and capitalized the associated legal and accounting costs of $0.6 million which are included in other current assets on the accompanying December 31, 2011 consolidated balance sheet. If a resulting securities offering is successfully completed, these costs will be reclassified as a reduction of the resulting proceeds when added to paid in capital; otherwise, the costs will be expensed.

Note 5 Property and Equipment

	As of December 31,		Estimated
	2011	2010	useful lives
Leasehold improvements	$358,257	$618,740	2-5 years
Furniture and fixtures	84,702	89,915	3-7 years
Automobiles	29,749	49,842	2-4 years
Computer and office equipment	186,588	268,426	1-5 years
Engineering equipment	2,070,492	2,757,086	2-7 years
Land	130,202	—
Software and networking	206,227	410,620	1-5 years

Total cost basis	3,066,217	4,194,629
Less accumulated depreciation	(1,974,566)	(2,292,952)

Total Property and Equipment	$1,091,651	$1,901,677

Depreciation expense was $0.8 million, $1.1 million, $1.1 million, and $3.4 million for the years ended December 31, 2011, 2010, 2009, and the period from September 22, 2006 (inception) to December 31, 2011, respectively. For the years ended December 31, 2011 and 2010, impairment charges of $0.4 million and $0.2 million, respectively, were recorded as a reduction of property and equipment and an addition to research and development expense. No impairment charges were recorded for the year ended December 31, 2009 or any prior period. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term.

Note 6 Accrued Expenses

Accrued expenses are comprised of the following components:

	As of December 31,
	2011	2010
Accrued payroll and bonus	$761,557	$806,860
Accrued vacation compensation	$231,094	$579,810
Accrued legal, accounting and engineering fees	$129,382	$497,265
Other accruals	$73,341	$305,626

Total Accrued Expenses	$1,195,374	$2,189,561

Note 7 Other Current Liabilities

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

Note 8 Notes Payable – Related Party

During 2007 and 2008, the Company received funding from XL Tech in the form of a note with an interest rate of prime + 2%, with the interest drawing into the note after each month. In January 2008, an option to acquire 2,029,337 membership interests in PA LLC for 30 years at a price of less than one cent each was issued to XL Tech as additional consideration for funding under the note. The issuance of this option has been accounted for as an original issue discount on the related debt in the initial amount of approximately $1.5 million and has been amortized over the original term of the debt. The amortization of this discount of $0.0 million, $0.4 million, $0.6 million, and $1.5 million for the years ended December 31, 2011, 2010, 2009, and the period from September 22, 2006 (inception) to December 31, 2011, respectively, has been included in interest expense in the accompanying consolidated statements of operations.

In August 2008, the note and related option to acquire PA LLC membership interests that was held by XL Tech was acquired by PetroTech.

On July 24, 2009, the Company entered into agreements with its principal stockholder to restructure all of the Company’s loans. The Company, PA LLC, PetroTech, and LV Administrative Services, Inc., as administrative and collateral agent for PetroTech, fully executed an Omnibus Amendment, Joinder and Reaffirmation Agreement, which amended (i) the demand notes issued by PA LLC to PetroTech dated August 21, 2008, September 3, 2008, September 18, 2008 and September 25, 2008 in the aggregate principal amount of $7,222,089, (ii) the convertible demand notes issued by PA LLC to PetroTech dated April 24, 2009 and May 11, 2009 in the aggregate principal amount of $10,000,000, (iii) the demand note issued by PA LLC to Valens US SPV I, LLC in the principal amount of $417,512 dated August 8, 2008, (iv) the promissory note dated June 12, 2008 issued by PA LLC in favor of XL Tech and assigned to PetroTech in the principal amount of $25,000,000 and (v) a master security agreement dated August 21, 2008 by PA LLC in favor of LV Administrative Services, Inc. on behalf of PetroTech. The Company also delivered an equity pledge agreement and a corporate guaranty in connection with the Omnibus Amendment, Joinder and Reaffirmation Agreement. Principally, the maturity of the loans was changed to the dates below.

During the year ended December 31, 2011, PetroTech funded a total of $26.2 million to PA LLC pursuant to the terms of 15 separate senior secured term notes, all of which are included in the $48.6 million notes payable in the following table. Notes payable consist of the following at December 31, 2011 and 2010:

	As of December 31, 2011	As of December 31, 2010
Note Payable to Valens U.S. SPV I, LLC	$417,512	$417,512
- Interest accrues monthly, at 12% per annum
- Note is due on June 30, 2012

Notes Payable to PetroTech	48,647,089	22,422,089
- Interest accrues monthly, at 12% per annum
- Notes are due on June 30, 2012

Convertible Note Payable to PetroTech	10,000,000	10,000,000
- Interest accrues monthly at 12% per annum
- Note is due on June 30, 2012 if not converted to common shares as described below

Up to $25,000,000 Note Payable to PetroTech	19,849,491	18,823,133
- Interest payable monthly and is drawn into note on a monthly basis at Prime + 2% (5.25% at December 31, 2011)
- Note is due on June 30, 2012
- Permits additional draws only to fund interest. Maximum balance of this note is limited to $25,000,000

Total Notes Payable - Related Party	$78,914,092	$51,662,734

During 2011, the principal balance of notes payable - related party was reclassified to current liabilities on the accompanying consolidated balance sheets as the maturity date is within one year. The notes payable - related party are collectively secured by all of the Company’s assets. The convertible note payable to PetroTech allows the holder (at the holder’s option) to convert all or any portion of the issued and outstanding principal amount and accrued interest then due ($13.2 million as of December 31, 2011) into shares of the Company’s common stock at a fixed conversion price of $5.43 per share.

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

As of December 31, 2011 and 2010, interest in the amount of $10.4 million and $4.8 million, respectively, was accrued related to the notes payable - related party and is recorded in accrued expenses - related party on the accompanying consolidated balance sheets. During 2011 and 2010, additional accrued interest of $1.0 million and $1.0 million, respectively, was added to the principal balance of the floating-rate note and is recorded in notes payable-related party on the accompanying consolidated balance sheets.

Interest charged to operations on these notes was $6.6 million, $4.1 million, $3.2 million, and $16.1 million during the years ended December 31, 2011, 2010, 2009, and the period from September 22, 2006 (inception) to December 31, 2011, respectively. No interest was capitalized during these periods.

Note 9 Leases

On March 23, 2011, the Company entered into a lease with an unrelated third-party for 24,000 square feet of headquarters office space in Melbourne, Florida. This three-year lease provides for monthly payments that increase from $20,000 to $28,000 over its term plus an allocated share of any increase in real estate tax, insurance and building maintenance costs. The cost of this lease is being evenly allocated over its 36-month term.

During 2011, the Company terminated its month-to-month leases for laboratory space at its Gateway location as well as its Kennedy Space Center location. The laboratory testing that previously took place at each of these facilities has now been partially absorbed at the Company’s Fellsmere laboratory and partially outsourced, depending on the nature of the test and the equipment and type of facility required to perform the test.

During 2011, the Company also purchased the land on which its field-scale demonstration facility is operating in Fellsmere, Florida. The Company leased this land prior to its decision to purchase the site for $130,000 during the third quarter of 2011.

Rental expense for all operating leases during 2011, 2010, 2009 and since inception was $0.5 million, $0.8 million, $0.8 million, and $2.6 million, respectively.

Note 10 Stockholders’ Deficit

The Company’s equity consists of 300,000,000 shares of $.001 par value common stock, of which 106,920,730 and 106,933,230 shares had been issued and were outstanding as of December 31, 2011 and 2010, respectively. In addition, the Company may issue up to 25,000,000 shares of preferred stock. No preferred stock is outstanding.

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

OTC Values. The Company’s common stock is currently traded on the OTCQB tier of OTC Markets Group. A very small percentage of the issued and outstanding shares are available for active trading since approximately 94% of the Company’s outstanding shares are held by its controlling shareholder. Due to the very limited size of the Company’s public float and the resulting low trading volume in the Company’s common stock, its public shares are susceptible to very large swings in price based on very few trades. As a result of these considerations, value indications provided by the OTC price quotation service were given the least weight of the three factors in the Company’s estimate of share value.

Issuance of Common Stock and Warrants

On January 15, 2009, the Company entered into a Stock Purchase Agreement with Engineering Automation and Design Inc., a Nebraska corporation (“EAD”), pursuant to which it issued 151,057 shares of common stock as partial consideration, in advance, for certain services relating to the design, engineering, and construction of facilities for the growth, harvesting and processing of micro-crops for demonstration of the Company’s technology to potential customers. In February 2010, EAD returned 106,126 shares of common stock to the Company, which were canceled. The shares earned and retained by EAD under the related agreements were accounted for at their estimated fair value at issuance of approximately $144,678 (44,931 shares at $3.22 fair value per share) and charged to research and development expense.

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

The 687,500 units sold to the affiliate contained share price and warrant exercise price guarantees. The purchase price of the common stock and the exercise price of the warrants would have been adjusted in the event that the Company issued common stock or warrants at a price below $8.00 for common shares or a $15.00 exercise price for warrants for a period of six months from the purchase date. All of the aforementioned share price guaranty periods expired during 2010 and no adjustments were necessary.

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

The transaction with AzTE was accounted for as a return or repurchase of equity interests of PA LLC. The Company followed the guidance of ASC 810-10-45-23 and handled changes in the parent’s ownership by adjusting the carrying amount of the controlling and non-controlling interests based on the change in their respective ownership share in the subsidiary. This transaction increased the parent or controlling interest from approximately 82% to approximately 87%, which gave rise to a debit of $1.7 million to paid in capital attributable to Parabel Inc., since PA LLC had a large deficit accumulated during the development stage. In addition, the amount paid of $0.6 million was also recorded in paid in capital since it represents the cost to the controlling interest of acquiring a portion of the interest in the subsidiary that it did not previously own. The net effect of this transaction increased shareholders’ deficit attributable to Parabel Inc. by $2.3 million.

PA LLC has an equity compensation plan which allows it to grant employees and consultants awards of profits interests in restricted Class B ownership units (the “Interests”) and is limited to 14% of the total outstanding units.

The Company granted 2,816,471 and 674,500 Interests during 2008 and 2007, respectively, to the majority of its employees as of the date that they began employment with the Company. As of December 31, 2011 and 2010, the granted Interests, net of Interests forfeited and repurchased by the Company, totaled 2,753,171 and 2,837,691, respectively, or 12.7% and 13.0%, respectively, of total outstanding units. These Interests give the recipient the right to participate in the income of PA LLC and any distribution that may arise from a liquidity event to the extent that such realized amounts exceed the ownership unit fair value at the date of grant.

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

For the years ended December 31, 2011, 2010, and 2009, compensation expense related to these Interests was $1.2 million, $1.5 million, and $2.0 million, respectively. For the period from September 22, 2006 (inception) to December 31, 2011, compensation expense related to these Interests was $7.4 million. The related compensation expense is recognized as selling, general and administrative expense or research and development expense depending upon the recipient’s role in the Company. Amounts recognized as selling, general and administrative expense were $0.0 million, $0.6 million, $1.1 million, and $3.2 million for the years ended December 31, 2011, 2010, 2009, and the period from September 22, 2006 (inception) to December 31, 2011, respectively. Amounts recognized as research and development expense were $1.2 million, $0.9 million, $0.9 million, and $4.2 million for the years ended December 31, 2011, 2010, 2009, and the period from September 22, 2006 (inception) to December 31, 2011, respectively. Unrecognized compensation cost related to 23,344 Interests which remain restricted totaled approximately $0.2 million as of December 31, 2011 and is expected to be expensed during 2012. An aggregate of 85,000, 111,000, 258,000, and 738,000 of these Interests were forfeited during the years ended December 31, 2011, 2010, 2009, and the period from September 22, 2006 (inception) to December 31, 2011, respectively.

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

During the fourth quarter of 2010, the Company’s principal stockholder modified the terms of the grant to remove the right of the Company to repurchase the Interests held by all five officers, causing these grants to be immediately vested. This decision required a revaluation of the Interests held by the officers and immediate recognition of the calculated expense. Based upon current estimates and applying the same discounted cash flow methodology used as of the prior valuation dates, the compensation cost was increased to $11.4 million during the fourth quarter of 2010 and recognized as selling, general and administrative expense ($9.1 million) or research and development expense ($2.3 million) depending upon each officer’s role in the Company.

As of December 31, 2011 and 2010, non-controlling interests collectively owned approximately 12.7% and 13.0%, respectively, of PA LLC, and have absorbed their respective portion of the loss of PA LLC. The amount of loss absorbed was $3.6 million, $6.5 million and $6.6 million, for the years ended December 31, 2011, 2010, and 2009, respectively. The amount of loss absorbed for the period from September 22, 2006 (inception) to December 31, 2011 was $16.8 million.

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

On January 1, 2011, the Company granted its employees 623,000 options, in the aggregate, to purchase common shares at an exercise price of $8.00 per share. The options generally vest over a period of four years from the grant date and expire 10 years from the grant date. The grant date fair value of the options aggregated to $1.9 million and was calculated using the following assumptions determined as of the date of grant: estimated fair value of the common stock of $5.10, expected term of 6.25 years, risk free interest rate of 2.0%, an estimated volatility of 75.2%, and a dividend yield of 0%. The expected term of options granted to employees was based upon the simplified method allowed for “plain vanilla” options as described by SEC SAB No. 110. The fair value will be charged to operations over the remaining vesting periods commencing on the employee’s hire date or the grant date, depending upon terms of individual grants.

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

On June 30, 2011, the Company’s board of directors authorized the grant of 616,000 options to employees, in the aggregate, to purchase common shares at an exercise price of $5.50 per share. Of the 616,000 options authorized, 351,000 were granted on June 30, 2011 and the remaining 265,000 were granted on July 21, 2011. The options generally vest over a period of four years from the grant date and expire 10 years from the grant date. The fair value of the options when granted aggregated to $2.4 million and was calculated using the Black-Scholes pricing model with the following assumptions determined as of the date of grant: estimated fair value of the common stock of $5.10, expected term of 6.25 years, risk free interest rate of 1.76%, an estimated volatility of 96.5%, and a dividend yield of 0%. The expected term of options granted to employees was based upon the simplified method allowed for “plain vanilla” options as described by SEC SAB No. 110. The fair value will be charged to operations over the remaining vesting periods commencing on the employee’s hire date or the grant date, depending upon terms of individual grants.

The weighted average period over which options not vested through December 31, 2011 are expected to vest is 37 months. During the years ended December 31, 2011 and 2010, approximately $0.9 million and $0.9 million, respectively, was charged to operations related to all of the outstanding options. The fair value related to unexercisable stock options as of December 31, 2011 totaled approximately $3.3 million and is expected to be expensed over the next three years.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Balance at December 31, 2008	—	$—	$—
Granted June 2009	1,072,500	$5.50	$2.70
Granted July 2009	45,000	$5.50	$2.83
Forfeited	(200,000)	$(5.50)	$(2.70)

Balance at December 31, 2009	917,500	$5.50	$2.37
Granted January 2010	322,000	$5.50	$3.80
Forfeited	(247,750)	$(5.50)	$(2.95)

Balance at December 31, 2010	991,750	$5.50	$2.68
Granted January 2011	623,000	$5.50	$3.27
Granted June 2011	351,000	$5.50	$3.96
Granted July 2011	265,000	$5.50	$3.96
Forfeited	(885,750)	$(5.50)	$(3.11)

Balance at December 31, 2011	1,345,000	$5.50	$3.49

The weighted average grant date fair value for vested options as of December 31, 2011 and 2010 was $3.12 and $2.59, respectively. The weighted average grant date fair value for unvested options as of December 31, 2011 and 2010 was $3.68 and $2.73, respectively.

The weighted average contractual life of stock options at December 31, 2011 and 2010 was as follows:

	2011	2010
Vested	5.8 yrs	3.1 yrs
Unvested	9.3 yrs	5.5 yrs
Total outstanding	8.1 yrs	8.7 yrs

As of December 31, 2011, a total of 455,667 of the options granted were exercisable and the fair value of such options was $1.4 million. Because the Company has very little history from which to estimate forfeiture of options or grants, it accounts for such forfeitures prospectively, that is, in the period in which they actually occur.

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

As of December 31, 2011, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0.00 and the aggregate intrinsic value of currently exercisable stock options was $0.00. The intrinsic value of each option share is the difference between the estimated fair value of the Company’s stock and the exercise price of such option.

No stock options have been exercised as of December 31, 2011.

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

In June 2011, the board of directors authorized the grant of one million SARs at a base grant price of $5.50 per share to its newly appointed Chief Executive Officer under the 2009 Plan. The SARs have a ten-year term and will vest in equal quarterly installments over a two-year period. In the event of a change of control (as defined in the 2009 Plan) or a qualified public offering (as defined in the executive’s employment agreement), the SARs will become 100% vested. The grant date fair value of the SARs aggregated to $3.8 million and was calculated using the Black-Scholes pricing model with the following assumptions determined as of the date of grant: estimated fair value of the common stock of $5.10, expected term of 5.75 years, risk free interest rate of 1.55%, an estimated volatility of 96.5%, and a dividend yield of 0%. The fair value will be charged to operations over the remaining vesting periods commencing on the grant date. For the year ended December 31, 2011, compensation expense related to these SARs of $1.0 million was charged to selling, general and administrative expense. No compensation expense related to SARs was recorded during the years ended December 31, 2010 or 2009.

Note 11 Retirement Plan

Employees of PA LLC may participate in a 401k retirement plan sponsored by the Company. PA LLC will match the contribution made by participating employees up to 4% of their eligible salaries. Matching contributions were $0.1 million, $0.2 million, and $0.2 million during 2011, 2010, and 2009, respectively.

Note 12 Income Taxes

The Company has not recorded any income tax expense or benefit for the years ended December 31, 2011 and 2010 primarily due to its history of operating losses. Because the Company was a limited liability company and passed through its losses to its owners before the reverse acquisition (December 19, 2008), no federal or state tax benefit or provision was reported by the Company for periods before that date.

The reconciliation of income tax benefit at the statutory federal income tax rate of 35% to net income tax benefit for the years ended December 31, 2011 and 2010 is as follows:

	December 31,
	2011	2010
U.S. federal benefit at statutory rate	$(9,691,551)	$(13,383,330)
State income taxes, net of federal benefit	(917,772)	(1,126,723)
Nondeductible equity compensation	1,078,401	4,516,310
Other items	16,941	20,215
Prior year estimate to tax return adjustment	1,677,807	(1,545,110)
Increase in valuation allowance	7,836,174	11,518,638

Income tax expense	$—	$—

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows:

	December 31,
	2011	2010
Deferred tax assets
Net operating loss and research and development credit carryforwards	$32,405,018	$24,422,274
Intangibles and fixed assets	7,357,256	8,784,445
Accruals and other items	4,240,847	2,377,281
Stock-based compensation	—	582,947

Total deferred tax assets	44,003,121	36,166,947
Less: valuation allowance	(44,003,121)	(36,166,947)

Net deferred tax assets	$—	$—

At December 31, 2011 and 2010 the Company had net operating loss carryforwards of approximately $82.3 million and $60.4 million, respectively, available to reduce future taxable income, if any, for federal and state income tax purposes. The net operating loss carryforwards expire between 2028 and 2031, and valuation allowances equal to the full amounts have been provided.

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

The Company was assessed late filing penalties by the Internal Revenue Service related to the returns for PA LLC for the tax years ended December 31, 2009 and 2008. The Company paid approximately $50,000 during 2011 for penalties related to 2009. The charge was recorded in selling, general and administrative expenses for the year ended December 31, 2011. The penalties related to 2008 were waived by the Internal Revenue Service. As of December 31, 2011, the Company did not have any liability for uncertain tax positions.

The Company files U.S. and state income tax returns with varying statutes of limitations. Tax years 2008 and forward remain open to examination.

Note 13 Related Party Transactions

During 2011, 2010, and 2009, the Company incurred rent expense of $0.0 million, $0.5 million, and $0.5 million, respectively, in connection with office space sub-leased from XL Tech on a month-to-month basis.

During December 2008, the Company issued 1,000,000 shares of common stock for consulting services to be performed by a company owned by a board member through December 2010. These consulting services consist of general business and financial consulting and assistance in negotiating sales, financing, and other agreements. The fair value of the shares issued was $3.2 million which was initially recorded as unearned services, a reduction of paid in capital. During 2011, 2010, 2009, and the period from September 22, 2006 (inception) to December 31, 2011, $0.0 million, $1.5 million, $1.6 million, and $3.2 million, respectively, was amortized as selling, general and administrative expense.

As described in Note 9, the Company’s principal shareholder has funded notes payable in support of the Company’s operations. These notes payable provide for the accrual of interest through their June 30, 2012 maturity date and $10.4 million and $4.8 million, of such accrued interest is included in accrued expenses-related party as of December 31, 2011 and 2010, respectively. In addition, the Company’s principal shareholder has invoiced the Company for loan and corporate oversight expenses as well as out-of-pocket costs related to strategic and capital markets assistance. During 2011, the amount of such reimbursable costs invoiced to the Company was $0.8 million, which the Company has recorded as selling, general and administrative expense. The total amount of such accrued expenses as of December 31, 2011 was $0.9 million and is included in accrued expenses-related party on the accompanying consolidated balance sheet. The Company’s principal shareholder has indicated that it will not require repayment of these accrued amounts until significant new funding is obtained from an unaffiliated source.

Note 14 Subsequent Events

Name Change

On February 7, 2012, the Company amended its certificate of incorporation to change the name of the Company from “PetroAlgae Inc.” to “Parabel Inc.”. The Company also amended its bylaws to reflect the name change. The Company’s ticker symbol continues to be “PALG”.

Resignation of Chairman

On February 9, 2012, John Scott, Ph.D., resigned from the board of directors of the Company. Dr. Scott founded the Company and served as non-executive Chairman since June 2011. Anthony John Phipps Tiarks, the Company’s Chief Executive Officer, accepted the role of Chairman.

Resignation of Chief Financial Officer

On March 13, 2012, James P. Dietz advised the Company of his decision to resign from his position as the Company’s Chief Financial Officer in order to pursue other opportunities. Mr. Dietz will remain with the Company as Chief Financial Officer to oversee the fiscal year-end accounting close and annual audit process, and the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The Company is currently searching for a Chief Financial Officer.

Debt Financing

On February 16, 2012 and March 12, 2012, PetroTech funded $1.0 million and $0.5 million, respectively, to PA LLC pursuant to the terms of separate senior secured term notes. The notes provide for interest at 12%, which is accrued as a payment-in-kind amount, and is due on June 30, 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Such system of controls and procedures was designed to obtain reasonable assurance of achieving its control objective. The Company’s management, including its principal executive officer and principal financial officer, has determined that as of December 31, 2011, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with GAAP, and (iii) compliance with applicable laws and regulations. Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Form 10-K.

Changes in Internal Controls

During 2011, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following identifies each of the directors and executive officers of Parabel Inc. *

Name	Age	Positions
Anthony John Phipps Tiarks	56	Chief Executive Officer and Chairman

James P. Dietz	47	Chief Financial Officer and Secretary
Peter Sherlock	55	Chief Operating Officer

Isaac D. Szpilzinger	63	Director

Sayan Navaratnam	37	Director

*	John S. Scott resigned as Non-Executive Chairman of the Board of the Company on February 9, 2012. On March 13, 2012, James P. Dietz advised the Company of his decision to resign as Chief Financial Officer.

Set forth below is biographical information with respect to each of the aforementioned individuals.

Anthony John Phipps Tiarks has been the Company’s Chief Executive Officer since June 2011 and Chairman since February 2012. Prior to joining the Company, Mr. Tiarks was President and Chief Executive Officer of Liberty Aerospace, Inc., which he established in the United States in 2000 with the purpose of developing, certifying and delivering an entry level aircraft. Prior to starting Liberty Aerospace, Mr. Tiarks was the Managing Director in London of Donaldson, Lufkin & Jenrette, a U.S. investment bank, Chairman of Tide Brokers Limited, a wholesale money broker, and Managing Director of Tide (U.K.) Limited, an international foreign exchange fund management group. Mr. Tiarks has a BSc in Systems and Management from City University, London, United Kingdom.

James P. Dietz has been the Company’s Chief Financial Officer since July 2011, and served as Vice President of Finance and Accounting from May 2010 to July 2011. From May 2009 through April 2010, Mr. Dietz served as Chief Financial Officer of U.S. Capital Holdings, LLC, an international private equity investor and developer, whose parent company is Tangshan Ganglu Iron & Steel Co., Ltd., a Chinese industrial company. Mr. Dietz also serves on the board of Global Income Trust (formerly known as MacQuarie CNL Global Income Trust, Inc.) a non-traded public real estate investment company, since his appointment as an independent director in November 2009. From May 2008 until May 2009, Mr. Dietz served as Vice President – Finance and Business Development for PACT, LLC, a real estate development company. From 1995 until December 2007, Mr. Dietz was with residential community developer WCI Communities, Inc., or WCI, and various predecessor firms, as its Chief Financial Officer. In August 2007, shareholders at WCI approved a new composition for WCI’s board of directors which had been submitted to them for vote at their annual meeting pursuant to an agreement between WCI and affiliates of Carl Icahn that resulted from a proxy contest. Mr. Dietz resigned as WCI’s Chief Financial Officer in December 2007. WCI filed a voluntary petition under Chapter 11 of the federal bankruptcy laws on August 4, 2008, from which it emerged on August 31, 2009. From 1993 to 1995, Mr. Dietz managed asset-backed financing originations for GTE Leasing Corporation (a subsidiary of GTE, a predecessor to Verizon Communications). He began his professional career in December 1986 joining Arthur Andersen & Co where he advanced to manager, providing audit and financial consulting services to clients in the construction, real estate, healthcare and legal industries. Mr. Dietz earned a BA in accounting and economics from the University of South Florida in 1986. Mr. Dietz is a certified public accountant.

Peter Sherlock has been the Company’s Chief Operating Officer since July 2011. Between 1999 and 2011, Mr. Sherlock held the positions of Vice President, Product Development and Vice President/Chief Technology Officer at AuthenTec, Inc., a semiconductor, biometrics and security company. From 1996 until 1999, Mr. Sherlock established and directed the Raleigh (NC) Design Center for Integrated Device Technologies (IDT, California), a semiconductor electronics company. From 1990 until 1996, Mr. Sherlock held the positions of Vice President, Operations and Senior Vice President Business Development at IVEX Corporation, a real time visual simulation systems company, where he was recruited from the United Kingdom to work in the Atlanta, USA based operation. From 1977 until 1990, Mr. Sherlock spent his early career with Ferranti Computer Systems in the United Kingdom. Mr. Sherlock holds a First Class BSc in Electrical Engineering from the University of Salford, United Kingdom.

Isaac D. Szpilzinger has been a member of the Company’s board of directors since December 2008. He is an attorney in solo private practice licensed in the state of New York. From 1987 to 2006, Mr. Szpilzinger practiced with the law firm of Herzfeld & Rubin, P.C., where he was named a partner in 1994. He began his legal career in 1985 with a clerkship in the New York State Supreme Court, Appellate Division, Second Judicial Department. Mr. Szpilzinger holds a B.S. in Chemistry, cum laude, from Brooklyn College, and an M.A. in Chemistry and an Advanced Certificate in Educational Administration and Supervision from Brooklyn College. He also holds a J.D., cum laude, from New York Law School. Mr. Szpilzinger’s legal expertise and his academic background in the sciences enables him to provide valuable insight and guidance to the Company’s board of directors.

Sayan Navaratnam has been a member of the Company’s board of directors and served on the board of PA LLC since December 2008. Since March 2009, Mr. Navaratnam has been a Senior Managing Director of Laurus Capital Management, LLC (“Laurus Capital”) and a Senior Managing Director of Valens Capital Management, LLC (“Valens Capital”), entities affiliated with our principal stockholders. Since 2004, he has been the Chairman of Creative Vistas, Inc., which installed and serviced broadband services to consumers and currently integrates security systems for commercial customers in Canada. From 2000 to 2003, Mr. Navaratnam was the Chief Operating Officer of ASPRO Technologies Ltd. ASPRO Technologies Ltd., which provided printer circuit boards to manufacturers of digital video recorders in the security industry and was sold in 2002 to private investors. He currently serves on the board of a number of other privately-held companies. Mr. Navaratnam holds an Honors Double Specialist degree in economics and political science from the University of Toronto. Mr. Navaratnam’s extensive background in technology, finance, operations, expertise in workout situations and experience as the chairman of a public company enables him to make a valuable contribution to the Company’s board of directors.

The directors and executive officers of PA LLC are identical to the directors and executive officers of Parabel Inc.

Board of Directors and Officers

Seven meetings of the board of directors were held in the last fiscal year. Each director is elected until the next annual meeting of the registrant and until his or her successor is duly elected and qualified or until his or her earlier resignation or removal in accordance with our certificate of incorporation and by-laws. Officers are elected by, and serve at the discretion of, the board of directors. The board of directors may also appoint additional directors up to the maximum number permitted under the Company’s by-laws. A director so chosen or appointed will hold office until the next annual meeting of stockholders.

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

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics for all directors, officers and employees. The Code of Business Conduct and Ethics is available under the investor section of the Company’s website at www.parabel.com. A copy of the Code of Business Conduct and Ethics may also be obtained at no charge by written request to the attention of the Investor Relations Department at Parabel Inc., 1901 S. Harbor City Blvd., Suite 300, Melbourne, FL 32901, telephone: 321-409-7272, email: investorrelations@parabel.com.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as PA LLC’s principal executive officers during the last three completed fiscal years, and all non-cash compensation awarded to those same individuals as of December 31, 2011.

Name and Principal Position	Fiscal year	Salary		Bonus (11)	Stock Awards		Option Awards (3)	All Other Compensation		Total Compensation

Anthony J. Tiarks (5)	2009	$—		$—	$—		$—	$—		$—
Chief Executive Officer and Chairman	2010	—		—	—		—	—		—
	2011	235,385		30,000	3,847,253	(10)	—	—		4,112,638

Peter E. Sherlock (6)	2009	$—		$—	$—		$—	$—		$—
Chief Operating Officer	2010	—		—	—		—	—		—
	2011	94,769		10,000	—		792,000	—		896,769

James P. Dietz (8)	2009	$—		$—	$—		$—	$—		$—
Chief Financial Officer	2010	126,923		—	—		—	—		126,923
	2011	200,000		—	—		654,215	—		854,215

Stefanie Lattner	2009	$185,000		$—	$—		$40,521	$—		$225,521
Vice President - Operations	2010	185,000		—	—		—	—		185,000
	2011	195,962		—	—		524,266	—		720,228

John Kinney (9)	2009	$46,731		$—	$—		$—	$—		$46,731
Vice President - Corporate Development	2010	135,000		5,600	—		190,144	—		330,744
	2011	166,500		—	—		163,554	33,025	(9)	363,079

John S. Scott (4)	2009	$477,404	(1)	$—	$—		$—	$—		$477,404
Chairman of the Board and Chief Executive Officer	2010	485,592	(1)	—	3,252,920	(2)	—	—		3,738,512
	2011	110,577		—	—		—	—		110,577

David P. Szostak (7)	2009	$225,000	(1)	$—	$—		$—	$—		$225,000
Chief Financial Officer	2010	225,298	(1)	—	1,097,861	(2)	—	—		1,323,159
	2011	165,385		—	—		—	—		165,385

The following table sets forth information with respect to equity awards in PA LLC as of December 31, 2011 held by PA LLC’s principal executive officers.

Name	Unvested Units	Vested Units (12)	Total Unit Awards (2)
Anthony J. Tiarks	—	—	—
Peter E. Sherlock	—	—	—
James P. Dietz	—	—	—
Stefanie Lattner	—	—	—
John Kinney	—	—	—
John S. Scott	—	800,000	800,000
David P. Szostak	—	270,000	270,000

(1)

Includes certain amounts that, upon mutual agreement between PA LLC and the executive officers, have been withheld. The aggregate amount is approximately $60,000 and $220,000 for 2009 and 2010, respectively, for the officers referenced above.

(2)

Incentive equity awards in PA LLC are in the form of restricted units. As of December 31, 2010, the Company’s principal stockholder modified the terms of restricted units that were originally granted to these former executives in 2008 to remove the right of the Company to repurchase the units, causing these units to be immediately vested and requiring a revaluation of the units. Based upon current estimates and applying the same discounted cash flow methodology used as of the prior valuation dates, the compensation cost was increased during 2010 by the amounts shown.

(3)

On June 30, 2011, the Company’s board of directors authorized the re-pricing of all outstanding stock options, changing the exercise price from $8.00 or $8.50 to $5.50 per option. The Company computed the additional compensation cost as the fair value of the new awards in excess of the fair value of the original awards immediately before their terms were modified, using the Black-Scholes pricing model. The compensation amounts listed in this table for all periods reflect the revised values based upon the re-pricing.

(4)	Dr. Scott resigned as Chief Executive Officer on June 16, 2011, and he resigned as Chairman of the Board on February 9, 2012.
(5)	Mr. Tiarks joined the Company on June 15, 2011 and was named Chairman on February 9, 2012.
(6)	Mr. Sherlock joined the Company on July 21, 2011.
(7)	Mr. Szostak separated from the Company during 2011.
(8)

Mr. Dietz joined the Company on May 10, 2010 as its Vice President of Finance and Accounting. On July 26, 2011, the Board of Directors of the Company appointed Mr. Dietz as the Chief Financial Officer of the Company.

(9)	Mr. Kinney joined the Company on August 24, 2009. During 2011, Mr. Kinney was reimbursed approximately $33,000 for his lodging and commuting expenses in addition to his salary.
(10)

In June 2011, the board of directors authorized the grant of one million SARs at a base grant price of $5.50 per share to Mr. Tiarks. The SARs have a ten-year term and will vest in equal quarterly installments over a two-year period. In the event of a change of control (as defined in the 2009 Plan) or a qualified public offering (as defined in the executive’s employment agreement), the SARs will become 100% vested.

(11)	The Company currently does not have a bonus plan; however, certain individuals have bonus potential based upon specific criterion per their individual employment offers.
(12)	Employees holding Class B Membership Units that are not subject to repurchase by the Company will be able to exchange their equity interests for Parabel Inc. common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the number and percentage of shares of the Company’s common stock owned of record and beneficially by each director, officer and named executive officer of the Company, and by each person beneficially owning more than five (5%) percent of any class of the common stock, as of December 31, 2011. Except as otherwise noted, the address of the referenced individual is c/o Parabel Inc., 1901 S. Harbor City Boulevard, Suite 300, Melbourne, FL 32901.

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

Name	Title of Stock Class	Beneficial Ownership	Percent of Class (5)
5% Holders
PetroTech Holdings Corp. (1) c/o Laurus Capital Management, LLC 875 Third Avenue 3rd Floor New York, New York 10022	Common Stock	100,000,000	93.5%
Officers and Directors
Anthony John Phipps Tiarks (3)	Common Stock	—	—
Peter Sherlock (3)	Common Stock	—	—
James P. Dietz (3)	Common Stock	50,000	0.05%
Stefanie Lattner (4)	Common Stock	15,000	0.01%
John Kinney (4)	Common Stock	68,752	0.06%
Sayan Navaratnam (2)	Common Stock	1,000,000	0.94%
Isaac Szpilzinger (2)	Common Stock	—	—
John S. Scott (4)	Common Stock	—	—
David P. Szostak (4)	Common Stock	—	—
All Directors and Officers as a Group (9 persons)	Common Stock	1,133,752	1.06%

(1)	PetroTech Holdings Corp. (“PetroTech”) is owned by Valens U.S. SPV I, LLC, a Delaware limited liability company (“Valens U.S.”), Valens Offshore SPV I, Ltd., a Cayman Islands limited company (“Valens SPV I”), Valens Offshore SPV II, Corp., a Delaware corporation (“Valens SPV II”), Laurus Master Fund, Ltd. (In Liquidation), a Cayman Islands limited company (the “Fund”), Calliope Capital Corporation, a Delaware corporation (“CCC”) and PSource Structured Debt Limited, a Guernsey company (“PSource”). The Fund, CCC and PSource are each managed by Laurus Capital Management, LLC, a Delaware limited liability company (“LCM”). Valens U.S., Valens SPV I and Valens SPV II are each managed by Valens Capital Management, LLC (“VCM”). Eugene Grin and David Grin, through other entities, are the controlling principals of LCM and VCM and share sole voting and investment power over all securities of the Company held by PetroTech. Eugene Grin and David Grin disclaim beneficial ownership of the securities of the Company held by PetroTech, except to the extent of such person’s pecuniary interest in PetroTech, if any.
(2)	Indicates director.
(3)	Indicates officer.
(4)	Indicates named executive officer.
(5)	The percentage of common stock is calculated based upon 106,920,730 shares issued and outstanding as of December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

1. Consulting Agreement with Board Director

During December 2008, the Company issued 1,000,000 shares of common stock to Nationwide Solutions, Inc. (“Nationwide Solutions”), a Canadian corporation of which Sayan Navaratnam is the sole shareholder, in exchange for consulting services. These consulting services consist of general business and financial consulting and assistance with the negotiation of sales, financing and other agreements. The fair value of the shares issued was $3.2 million which was initially recorded as unearned services, a reduction of paid in capital, and amortized as selling, general and administrative expense.

As of March 1, 2009, Sayan Navaratnam accepted a position with both Laurus Capital and Valens Capital. In addition, Nationwide Solutions has entered into a consulting agreement with both Laurus Capital and Valens Capital.

2. Issuance of Shares to Entities Affiliated with Principal Shareholder

On May 6, April 7, and March 1, 2010, in private placement transactions exempt from the registration requirements of the Securities Act pursuant to the exemption afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, the Company issued and sold, in the aggregate (i) 686,625 shares of common stock to Valens U.S. SPV I, LLC for the purchase price of $8.00 per share, and warrants to purchase 686,625 shares of the Company’s common stock at an exercise price of $15.00 per share and (ii) 563,375 shares of common stock to Valens Offshore SPV I, Ltd. for the purchase price of $8.00 per share, and warrants to purchase 563,375 shares of the Company’s common stock at an exercise price of $15.00 per share. The Company used the proceeds of these private placements to fund the working capital needs of PA LLC.

3. Notes Payable to Principal Shareholder

During 2011, the Company’s principal shareholder funded a total of $26.2 million to PA LLC in support of the Company’s operations, pursuant to the terms of 15 separate senior secured term notes. These notes payable provide for the accrual of interest at an annual rate of 12% through their June 30, 2012 maturity date. The Company has not paid any principal or interest on these notes during 2011. The outstanding amount of principal on these notes as of March 30, 2012 is $26.2 million. In addition, the Company’s principal shareholder has invoiced the Company for loan and corporate oversight expenses as well as out-of-pocket costs related to strategic and capital markets assistance. During 2011, the amount of such reimbursable costs invoiced to the Company was $0.8 million, which the Company has recorded as selling, general and administrative expense. The Company’s principal shareholder has indicated that it will not require repayment of these accrued amounts until significant new funding is obtained from an unaffiliated source.

4. Employment Agreements with Officers

The Company entered into the following employment agreements with the following executives: (i) Anthony John Phipps Tiarks as Chief Executive Officer of the Company, effective as of June 15, 2011 and (ii) Peter Sherlock as Chief Operating Officer of the Company, effective as of July 21, 2011.

Each employment agreement has an initial term of one year and will continue on a year-to-year basis thereafter until the executive’s employment is not renewed or otherwise terminated as set forth therein.

Mr. Tiarks will receive the following compensation and benefits: (i) an annual base salary of $300,000 (subject to increase, but not decrease, in the sole discretion of the Company’s board of directors); (ii) a one-time signing bonus (before taxes) of $30,000; (iii) eligibility to receive an annual performance bonus based upon the achievement of targets established in the Company’s sole discretion; (iv) a grant of SARs on a base number of 1,000,000 of the Company’s shares at a base grant price of $5.50 per share; (v) eligibility to receive a special cash bonus upon the achievement of certain milestones; (vi) participation in a commission plan and (vii) a one-time bonus of $100,000 if the Company completes a total capital raise of at least $25,000,000. Mr. Sherlock will receive the following compensation and benefits: (i) an annual base salary of $220,000 (subject to increase, but not decrease, in the sole discretion of the Company’s board of directors); (ii) eligibility to receive an annual performance bonus based upon the achievement of targets established in the Company’s sole discretion; (iii) a grant of stock options on a base number of 200,000 of the Company’s shares at a base grant price of $5.50 per share; (iv) eligibility to receive a special cash bonus four times per year, each in the amount of $5,000, upon the achievement of certain milestones and (v) a one-time bonus of $100,000 if the Company complete a total capital raise of at least $25,000,000.

Each of the executives will also receive (i) eligibility to participate in all employee benefit plans and programs maintained from time to time for the Company’s employees and (ii) four weeks of annual paid vacation.

In the event the executive’s employment is terminated for any reason (including by expiration of the term of his employment agreement), the executive will be paid the following through the date of termination: (i) any accrued but unpaid base salary; (ii) reimbursement for any business expenses properly incurred; and (iii) vested benefits, if any, to which he may be entitled under the Company’s employee benefit plans or stock option plans, or, collectively, the Accrued Benefits. If the executive’s employment is terminated by the Company for “cause”, then he shall not be entitled to any further compensation or benefits other than the Accrued Benefits. If the executive’s employment is terminated by the Company “other than for cause”, then the executive shall be entitled to the Accrued Benefits and (subject to signing a mutual release) a lump sum amount equal to the number of days (at the base salary date) between the date of termination and the next anniversary of the execution of the his employment agreement. If the executive’s employment is terminated by him for “good reason”, then he shall be entitled to the Accrued Benefits and (subject to signing a mutual release) a lump sum amount equal to the number of days (at the base salary rate) between the date of termination and the next anniversary of the execution of his employment agreement. Each executive can voluntarily resign his employment at any time, effective 31 days following the date on which a written notice to such effect is delivered to the Company. If the executive’s employment is terminated through a voluntary resignation and for no other reason, he shall be entitled to payment of the Accrued Benefits. In the event of termination of employment by reason of the executive’s death, his beneficiary or estate, as applicable, shall be entitled to the payment of the Accrued Benefits. Following a termination by the Company for cause or voluntary resignation by the executive, each executive will be subject to a two-year non-competition and non-solicitation agreement. In addition, following termination of employment, each executive will be subject to a covenant not to disparage the Company.

In addition, in the event Mr. Tiarks’ employment is terminated by the Company through non-renewal of the term of his employment agreement, then Mr. Tiarks shall be entitled to the Accrued Benefits and (subject to signing a mutual release) a lump sum amount equal to the number of days (at the base salary rate) between the date of termination and the next anniversary of the execution of his employment agreement.

5. List of Parents of Company

The information set forth in Item 12 herein is incorporated by reference herein.

6. Director Independence

None of the Company’s directors are independent pursuant to the New York Stock Exchange Listed Company Manual.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by Grant Thornton LLP, the independent registered public accounting firm engaged by the Company in 2011 to audit its consolidated financial statements.

	2011	2010
Audit fees (1)	$349,177	$582,290
Audit-related fees (2)	—	—
Tax fees (2)	—	—
All other fees (2)	—	—

Total	$349,177	$582,290

(1)	Audit fees were principally for audit work performed on the annual consolidated financial statements as well as review of the Company’s interim consolidated financial statements included in Form 10-Q.
(2)	Grant Thornton LLP did not provide any services in this category during the periods presented.

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

15(a)(3) Exhibits. These exhibits are available upon request. Requests should be directed to the Investor Relations Department at Parabel Inc., 1901 S. Harbor City Blvd., Suite 300, Melbourne, FL 32901, telephone: 321-409-7500, email: investorrelations@parabel.com. All other exhibit numbers indicate exhibits filed by incorporation by reference.

3.1	Restated Certificate of Incorporation of PetroAlgae Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s annual report on Form 10-K, filed March 31, 2009)

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K, filed February 10, 2012)

3.3	Restated Bylaws of Parabel Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K, filed February 10, 2012)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s annual report on Form 10-K, filed March 31, 2011)

4.2	Warrant, dated June 29, 2010, with CNW Investment Company LLC (incorporated by reference to Exhibit 4.2 to the registrant’s annual report on Form 10-K, filed March 31, 2011)

4.3	Warrant, dated May 5, 2010, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 4.6 to the registrant’s quarterly report on Form 10-Q, filed May 17, 2010)

4.4	Warrant, dated May 5, 2010, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 4.5 to the registrant’s quarterly report on Form 10-Q, filed May 17, 2010)

4.5	Warrant, dated April 7, 2010, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 4.4 to the registrant’s quarterly report on Form 10-Q, filed May 17, 2010)

4.6	Warrant, dated April 7, 2010, with Valens U.S. SPV I, LLC. (incorporated by reference to Exhibit 4.3 to the registrant’s quarterly report on Form 10-Q, filed May 17, 2010)

4.7	Warrant, dated March 1, 2010, with Valens Offshore SPV Ltd. (incorporated by reference to Exhibit 4.1 to the registrant’s annual report on Form 10-K, filed March 31, 2010)

4.8	Warrant, dated March 1, 2010, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 4.2 to the registrant’s annual report on Form 10-K, filed March 31, 2010)

4.9	Warrant, dated March 10, 2010, with Crale Realty LLC (incorporated by reference to Exhibit 4.9 to the registrant’s annual report on Form 10-K, filed March 31, 2011)

4.10	Warrant, dated December 24, 2009, with Green Science Energy LLC (incorporated by reference to Exhibit 4.3 to the registrant’s annual report on Form 10-K, filed March 31, 2010)

4.11	Warrant, dated October 9, 2009, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.12	Warrant, dated October 9, 2009, with Valens Offshore SPV Ltd. (incorporated by reference to Exhibit 10.8 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.13	Warrant, dated October 9, 2009, with Green Alternative Energy USA, LLC (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q, filed November 15, 2009)

4.14	Warrant, dated September 29, 2009, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.10 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.15	Warrant, dated September 29, 2009, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 10.12 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.16	Warrant, dated September 14, 2009, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.14 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.17	Warrant, dated September 14, 2009, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 10.16 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.18	Warrant, dated September 4, 2009, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.18 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.19	Warrant, dated September 4, 2009, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 10.20 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.20	Warrant, dated August 28, 2009, with Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.22 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

4.21	Warrant, dated August 28, 2009, with Valens Offshore SPV I, Ltd. (incorporated by reference to Exhibit 10.24 to the registrant’s quarterly report on Form 10-Q, filed November 16, 2009)

10.1	2009 Equity Compensation Plan (incorporated by reference to Exhibit 4 of the registrant’s registration on Form S-8 filed with the Securities and Exchange Commission on June 17, 2009)

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s annual report on Form 10-K, filed March 31, 2011)

10.3	Master License Agreement, dated December 24, 2009, between PA LLC and Congoo, LLC (incorporated by reference to Exhibit 10.5 to the registrant’s annual report on Form 10-K, filed March 31, 2010)

10.4	Amended and Restated Master Security Agreement, dated July 28, 2009, among PA LLC and PetroAlgae Inc. in favor of LV Administrative Services, Inc. for the benefit of PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.5	Joinder Agreement, dated July 28, 2009, by PetroAlgae Inc. and PA LLC and delivered to LV Administrative Services, Inc., as administrative and collateral agent for PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.6	Equity Pledge Agreement, dated July 28, 2009, among PetroAlgae Inc. and LV Administrative Services, Inc., as administrative and collateral agent for PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.7	PetroAlgae Inc. Guaranty, dated July 28, 2009 (incorporated by reference to Exhibit 10.8 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.8	Omnibus Amendment, Joinder and Reaffirmation Agreement, dated July 28, 2009, among PetroAlgae Inc., PA LLC and LV Administrative Services, as administrative and collateral agent for Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.9 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.9	Second Amended and Restated Term Note, dated July 28, 2009, in the principal amount of $417,511.92, issued by PA LLC to Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.10 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.10	Amended and Restated Master Security Agreement, dated July 28, 2009, among PA LLC and PetroAlgae Inc. in favor of LV Administrative Services, Inc. for the benefit of Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.11 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.11	Joinder Agreement, dated July 28, 2009, by PetroAlgae Inc., PA LLC and PetroTech Holdings Corp. and delivered to LV Administrative Services, Inc., as administrative and collateral agent for Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.12 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.12	Second Amended and Restated Secured Term Note, dated July 28, 2009, in the principal amount of $7,222,089, issued by PA LLC to PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.13	Omnibus Amendment, Joinder and Reaffirmation Agreement, dated July 28, 2009, by and among PetroAlgae Inc., PA LLC and LV Administrative Services, Inc., as administrative and collateral agent for PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.14	Amended and Restated Secured Convertible Note, dated July 28, 2009, in the principal amount of $10,000,000, issued by PA LLC to PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.15	Letter Agreement, dated May 12, 2009, with PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q, filed May 15, 2009)

10.16	Amendment One to Master License Agreement, dated April 30, 2009, by and between PA LLC and GTB Power Enterprise, Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q, filed May 15, 2009)

10.17	Side Letter to Master License Agreement, dated March 5, 2009, between PA LLC and GTB Power Enterprise, Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q, filed May 15, 2009)

10.18	Master License Agreement, dated March 5, 2009, by and between PA LLC and GTB Power Enterprise, Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q, filed May 15, 2009)

10.19	Demand Note, dated December 26, 2008, in the principal amount of $10,000,000, issued by PA LLC to PetroAlgae Inc. (incorporated by reference to Exhibit 10 to the registrant’s current report on Form 8-K, filed January 6, 2009)

10.20	Consulting Agreement, dated December 19, 2008, between PetroAlgae Inc. and Nationwide Solutions Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K, filed December 29, 2008)

10.21	Substitute Membership Agreement, dated December 19, 2008, between PetroTech Holdings Corp. and PetroAlgae Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K, filed December 29, 2008)

10.22	Promissory Note, dated June 12, 2008, in the principal amount of $25,000,000, issued by PA LLC to XL TechGroup, Inc. and assigned to PetroTech Holdings Corp., as amended by the Omnibus Amendment, Joinder and Reaffirmation Agreement, dated July 28, 2009, by and among PetroAlgae Inc., PA LLC and LV Administrative Services, Inc., as administrative and collateral agent for PetroTech Holdings Corp. (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q, filed August 14, 2009)

10.23	Form of Secured Term Note (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q, filed November 14, 2011)

10.24	Separation Agreement, dated March 8, 2011, by and among Robert Harris, PA LLC and PetroAlgae Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed March 14, 2011)

10.25	Amended and Restated Limited Liability Company Agreement of PA LLC, dated February 16, 2007 (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K, filed December 29, 2008)

*10.26	Lease Agreement, dated February 1, 2011, between One Harbor Financial Limited Company and PA LLC

10.27	Employment Agreement, dated as of June 15, 2011, by and among PetroAlgae Inc., PA LLC and Anthony John Phipps Tiarks (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed June 16, 2011)

10.28	Employment Agreement, dated as of July 6, 2011, by and among PetroAlgae Inc., PA LLC and Peter Sherlock (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed August 3, 2011)

10.29	Amended and Restated License Agreement, dated as of October 25, 2011, by and between PA LLC and Asesorias e Inversiones Quilicura S.A. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed December 12, 2011)†

*10.30	Joint Testing and Evaluation Agreement, dated July 11, 2011, by and between PA LLC and CRI Catalyst Company LP

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s annual report on Form 10-K, filed March 31, 2009)

21	Subsidiary of the Registrant (incorporated by reference to Exhibit 21 to the registrant’s annual report on Form 10-K, filed March 31, 2010)

*23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

*31.1	Rule 13a-14(a) Certification by the Principal Executive Officer

*31.2	Rule 13a-14(a) Certification by the Principal Financial Officer

*32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Letter Agreement, dated August 15, 2008, between PetroTech Holdings Corp. and XL TechGroup, Inc. (incorporated by reference to Exhibit 99.1 to the registrant’s annual report on Form 10-K, filed March 31, 2010)

**101	The following materials from Parabel Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 are formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the twelve months ended December 31, 2011, December 31, 2010 and December 31, 2009 and the 64 months ended December 31, 2011; (iv) Consolidated Statements of Changes in Stockholders’ Deficit as of December 31, 2011; (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2011, December 31, 2010, December 31, 2009 and the 64 months ended December 31, 2011; and (vi) the Notes to the Consolidated Financial Statements.

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

These exhibits are available upon request. Requests should be directed to the Investor Relations Department at Parabel Inc., 1901 S. Harbor City Blvd., Suite 300, Melbourne, FL 32901, telephone: 321-409-7500, email: investorrelations@petroalgae.com. The exhibit numbers followed by an asterisk (*) indicate exhibits filed with this Form 10-K. The exhibit numbers followed by two asterisks (**) indicate exhibits included pursuant to Rule 406T of Regulation S-T and are deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2012

PARABEL INC.

By:	/s/ ANTHONY JOHN PHIPPS TIARKS
Name:	Anthony John Phipps Tiarks
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JAMES P. DIETZ
Name:	James P. Dietz
Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)