Form 10-Q
period 2012-03-31
Parabel Inc.
filed 2012-05-14
CIK 927472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

There were 106,920,730 shares of common stock with a par value of $0.001 per share outstanding at May 11, 2012.

This quarterly report on Form 10-Q (this “Form10-Q”) contains forward-looking statements. All statements other than statements of historical facts contained in this Form10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. Parabel Inc. (the “Company”) has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors.” Moreover, the Company operates in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for the Company’s management to predict all risks, nor can the Company assess the impact of all factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements it may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. The Company undertakes no obligation to update publicly any forward-looking statements for any reason after the date of this Form10-Q to conform these statements to actual results or to changes in its expectations.

You should read this Form10-Q with the understanding that the Company actual future results, levels of activity, performance and events and circumstances may be materially different from what it expects.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Parabel Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$6,398,236	$8,842,269
Restricted cash	75,033	75,286
Prepaid expenses	97,065	116,672
Other current assets	1,005,910	777,594

Total current assets	7,576,244	9,811,821

Property and equipment	3,106,594	3,066,217
Accumulated depreciation	(2,113,619)	(1,974,566)

Net property and equipment	992,975	1,091,651
Deposits	256,377	256,015

Total assets	$8,825,596	$11,159,487

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$969,858	$948,375
Accrued expenses	1,171,184	1,195,374
Accrued expenses - related party	13,119,879	11,294,885
Deferred revenue	112,500	612,500
Current portion of notes payable - related party	80,678,677	78,914,092

Total current liabilities	96,052,098	92,965,226

Deferred rent	32,333	32,280

Total liabilities	96,084,431	92,997,506

Stockholders’ deficit:
Preferred stock - $.001 par value, 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock - $.001 par value, 300,000,000 shares authorized; 106,920,730 shares issued and outstanding at March 31, 2012 and December 31, 2011	106,921	106,921
Paid in capital	40,309,961	39,801,148
Deficit accumulated during the development stage	(128,046,094)	(122,887,794)

Parabel Inc. stockholders’ deficit	(87,629,212)	(82,979,725)
Non-controlling interest	370,377	1,141,706

Total stockholders’ deficit	(87,258,835)	(81,838,019)

Total liabilities and stockholders’ deficit	$8,825,596	$11,159,487

See the accompanying notes to the consolidated financial statements.

Parabel Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

			For the Period From September 22, 2006 (Inception) Through
	Three Months Ended March 31,		March 31,
	2012	2011	2012

Revenues:
License fees	$500,000	$—	$500,000

Total revenues	500,000	—	500,000

Costs and expenses:
Cost of sales	39,792	—	39,792
Selling, general and administrative	2,513,733	2,715,268	64,004,314
Research and development	1,635,253	3,726,981	60,302,727
Interest expense - related party	2,074,115	1,327,299	18,190,209
Depreciation	139,053	246,256	3,578,439

Total costs and expenses	6,401,946	8,015,804	146,115,481

Net loss	(5,901,946)	(8,015,804)	(145,615,481)
Net loss attributable to non-controlling interest	743,646	1,038,293	17,569,387

Net loss attributable to Parabel Inc.	$(5,158,300)	$(6,977,511)	$(128,046,094)

Basic and diluted common shares outstanding	106,920,730	106,920,730

Basic and diluted loss per share	$(0.05)	$(0.07)

See the accompanying notes to the consolidated financial statements.

Parabel Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Deficit

Period From Inception (September 22, 2006) to March 31, 2012

(Unaudited)

	Common Stock Shares	Amount	Paid in Capital	Non-Controlling Interest	Deficit Accumulated During the Development Stage	Total
Shares issued at inception for cash	100,000,000	$100,000	$388,532	$—	$—	$488,532
Net loss	—	—	—	—	(1,410,724)	(1,410,724)

Balance - December 31, 2006	100,000,000	$100,000	$388,532	$—	$(1,410,724)	$(922,192)

Amortization of PA LLC interests to employees	—	—	276,986	—	—	276,986
Net loss	—	—	—	—	(8,346,378)	(8,346,378)

Balance - December 31, 2007	100,000,000	$100,000	$665,518	$—	$(9,757,102)	$(8,991,584)

Amortization of PA LLC interests to employees	—	—	2,240,041	200,000	—	2,440,041
Shares issued for cash	3,174,603	3,175	9,996,825	—	—	10,000,000
Shares issued for unearned services	1,000,000	1,000	(1,000)	—	—	—
Amortization of unearned services	—	—	43,750	—	—	43,750
Issuance of option as additional consideration for debt	—	—	1,453,000	—	—	1,453,000
Reverse merger	99,586	99	—	—	—	99
Net loss	—	—	—	(162,400)	(19,987,850)	(20,150,250)

Balance - December 31, 2008	104,274,189	$104,274	$14,398,134	$37,600	$(29,744,952)	$(15,204,944)

Shares issued for services	160,524	160	537,652	—	—	537,812
Shares issued for cash	500,000	500	3,999,500	—	—	4,000,000
Shares issued with purchase price guaranty	937,500	938	(938)	—	—	—
Shares and warrants issued for other current assets	357,143	357	3,017,787	—	—	3,018,144
Amortization of PA LLC interests to employees	—	—	—	1,987,552	—	1,987,552
Amortization of options issued to employees	—	—	588,653	—	—	588,653
Amortization of unearned services	—	—	1,575,000	—	—	1,575,000
Net loss	—	—	—	(6,554,358)	(30,267,878)	(36,822,236)

Balance - December 31, 2009	106,229,356	$106,229	$24,115,788	$(4,529,206)	$(60,012,830)	$(40,320,019)

Return of common stock for other current asset	(106,126)	(106)	(341,620)	—	—	(341,726)
Shares issued for cash	810,000	810	6,479,190	—	—	6,480,000
Shares issued with put option or purchase price guaranty, net of purchase price guaranty expirations	—	—	7,400,000	—	—	7,400,000
Amortization of PA LLC interests to employees	—	—	(794)	12,903,744	—	12,902,950
Amortization of options issued to employees	—	—	922,549	—	—	922,549
Amortization of unearned services	—	—	1,531,250	—	—	1,531,250
PA LLC units returned for surrendered technology license	—	—	(2,283,115)	1,683,115	—	(600,000)
Net loss	—	—	—	(6,469,356)	(38,010,029)	(44,479,385)

Balance - December 31, 2010	106,933,230	$106,933	$37,823,248	$3,588,297	$(98,022,859)	$(56,504,381)

Put option exercised by former executive	(12,500)	(12)	12	—	—	—
Amortization of PA LLC interests to employees	—	—	(845)	1,193,036	—	1,192,191
Amortization of options issued to employees	—	—	936,769	—	—	936,769
Amortization of stock appreciation rights issued to executive	—	—	1,041,964	—	—	1,041,964
Net loss	—	—	—	(3,639,627)	(24,864,935)	(28,504,562)

Balance - December 31, 2011	106,920,730	$106,921	$39,801,148	$1,141,706	$(122,887,794)	$(81,838,019)

Amortization of PA LLC interests to employees	—	—	(263)	(27,683)	—	(27,946)
Amortization of options issued to employees	—	—	28,170	—	—	28,170
Amortization of stock appreciation rights issued to executive	—	—	480,906	—	—	480,906
Net loss	—	—	—	(743,646)	(5,158,300)	(5,901,946)

Balance - March 31, 2012	106,920,730	$106,921	$40,309,961	$370,377	$(128,046,094)	$(87,258,835)

See the accompanying notes to the consolidated financial statements.

Parabel Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			For the Period From September 22, 2006 (Inception) Through
	Three Months Ended March 31,		March 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(5,901,946)	$(8,015,804)	$(145,615,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount	—	—	1,453,000
Amortization of Company options	28,170	488,590	2,476,141
Amortization of stock appreciation rights	480,906	—	1,522,870
Amoritization of unearned services	—	—	3,150,000
Amortization of PA LLC interests to employees	(27,946)	943,768	18,771,774
Expenses paid and interest added to notes payable - related party	264,585	247,764	11,640,426
Expenses paid by issuance of common stock	—	—	1,214,230
Depreciation	139,053	246,256	3,578,439
Impairment loss	—	—	588,773
Loss on disposition of equipment	—	2,694	317,373
Write-off of other non-current assets	—	—	1,286,764
Decrease (increase) in restricted cash	253	325,000	(75,033)
Decrease (increase) in prepaid expenses	19,607	(22,681)	(116,679)
(Increase) in other current assets	(169,488)	—	(583,764)
(Increase) in deposits	(362)	(50,000)	(236,763)
(Increase) in other non-current assets	—	—	(109,720)
Increase (decrease) in accounts payable	21,483	(210,113)	(338,072)
Increase in accrued expenses	1,741,976	512,646	11,918,453
(Decrease) increase in deferred revenue	(500,000)	—	112,500
Increase in deferred rent	53	10,780	32,333

Net cash used in operating activities	$(3,903,656)	$(5,521,100)	$(89,012,436)

Cash flows from investing activities:
Proceeds from sale of asset	—	400	86,320
Acquisition of property and equipment	(40,377)	(255,709)	(5,563,880)

Net cash used in investing activities	$(40,377)	$(255,309)	$(5,477,560)

Cash flows from financing activities:
Member contributions	—	—	488,532
Reverse merger	—	—	99
Exercise of put option	—	(100,000)	(100,000)
Common stock and warrants issued for cash	—	—	27,980,000
Borrowings under note payable - related party	1,500,000	5,425,000	71,119,601
PA LLC units returned for cash and surrendered technology license	—	—	(600,000)
Issuance of common stock and warrants for cash	—	—	2,000,000

Net cash provided by financing activities	$1,500,000	$5,325,000	$100,888,232

Net increase (decrease) in cash	(2,444,033)	(451,409)	6,398,236
Cash and cash equivalents - beginning of period	8,842,269	1,140,882	—

Cash and cash equivalents - end of period	$6,398,236	$689,473	$6,398,236

Non-cash investing and financing activities:
Liability incurred for other non-current asset	$(47,598)	$—	$315,720
Stock and warrants issued for other liabilities, net	$—	$(100,000)	$—
Common stock issued for unearned services	$—	$—	$3,150,000
Issuance of shares for other current asset	$—	$—	$1,200,000
Return of common stock for other current asset	$—	$—	$(342,000)
Liability repaid with restricted cash	$—	$(2,000,000)	$—

See the accompanying notes to the consolidated financial statements.

Parabel Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

Note 1 Organization

Parabel Inc. (the “Company”, formerly named PetroAlgae Inc.) began its operations through its controlled subsidiary, PA LLC (formerly known as PetroAlgae LLC), on December 19, 2008, as a result of the reverse acquisition described below. PA LLC was formed by XL TechGroup, LLC (“XL Tech”, a related party and the sponsor and parent of PA LLC until December 19, 2008) on September 22, 2006 as a Delaware limited liability company to develop technologies to commercially grow, harvest and process locally-available aquatic plants (“micro-crops”). PA LLC is a technology development and licensing company that provides renewable technology and solutions to address the global demand for new sources of feed, food and fuel. The Company has developed proprietary technology, which it believes will enable customer licensees to grow, harvest and process micro-crops to produce Lemna Protein Concentrate (“LPC”), Lemna Meal (“LM”) and Biocrude. In the near-term, the Company is positioning LPC and LM in animal feed markets, as fish meal and alfalfa meal alternatives, respectively. With further technology and product development, the Company expects LPC to be applied in human food markets and, with the development of third-party conversion technologies, the Company expects Biocrude to be used as a feedstock for renewable fuels.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 8-03 of Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim period presented. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or any future period. For further information, refer to the consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012.

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

Revenue Recognition

The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. To the extent cash is received in advance of the Company’s performance under a license agreement or such receipts are refundable at the customer’s option, these amounts will be reported as deferred revenue.

Restricted Cash

As of March 31, 2012 and December 31, 2011, restricted cash consisted of $0.1 million that was held in escrow per a credit card arrangement with the Company’s financial institution.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012. The respective carrying values of certain financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, accounts payable, and accrued expenses. Carrying values are assumed to approximate fair values for these financial instruments because they are short-term in nature and their carrying amounts approximate the amounts expected to be received or paid.

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

No impairment indicators were noted during the three months ended March 31, 2012 or 2011 and the Company’s process of monitoring these assets was unchanged during this period.

Research and Development

Research and development costs incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products, including enhancements to the products that it has demonstrated to date, are recorded as expenses in the period incurred.

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

The effect of 2,592,143 and 2,592,143 weighted average warrants and 1,242,168 and 1,569,806 weighted average options were not included for the three months ended March 31, 2012 and 2011, respectively, as they would have had an antidilutive effect.

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

Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

Fair Value

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”) to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, mainly for level 3 fair value measurements. ASU 2011-04 is effective for the Company’s fiscal year beginning January 1, 2012. The adoption of ASU 2011-04 did not have an impact on the consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 did not impact the Company’s consolidated financial statements or its financial condition.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”), to indefinitely defer the effective date of the requirement to present reclassification adjustments from other comprehensive income to net income under ASU 2011-05. The adoption of ASU 2011-12 did not impact the Company’s consolidated financial statements or its financial condition.

Note 2 Going Concern

As of March 31, 2012, the Company was in the development stage as it continues to develop its products and intends to transition from the development stage to operational status depending upon the timing and its success in achieving its business development milestones. The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has never been profitable and has incurred significant losses and cash flow deficits. For the three months ended March 31, 2012 and 2011, and the period from September 22, 2006 (inception) to March 31, 2012, the Company reported net losses of $5.9 million, $8.0 million, and $145.6 million, respectively, and negative cash flows from operating activities of $3.9 million, $5.5 million, and $89.0 million, respectively. As of March 31, 2012, the Company had an aggregate accumulated deficit of $128.0 million. The Company anticipates that it will continue to report losses and negative cash flows during 2012. As a result of these net losses, cash flow deficits, and substantial debt that is due on June 30, 2012, there is a substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ability to continue as a going concern is dependent upon generating sufficient cash flows from operations and obtaining additional capital and financing. The Company has been, and continues to be, wholly dependent on funding from its principal stockholder. The principal amount of debt obligations as of March 31, 2012 was $80.7 million. The principal balance of notes payable – related party and the $12.2 million of interest payable thereon is due June 30, 2012. The Company had cash and cash equivalents of $6.5 million as of March 31, 2012; however, if the Company is unable to extend the maturity of its notes payable – related party or to raise additional funding (including from its principal stockholder), the Company will be unable to continue its business beyond June 30, 2012.

Note 3 Other Current Assets

Other current assets consist of the following components:

	0000000000	0000000000
	March 31, 2012	December 31, 2011
Materials and supplies inventory	$225,037	$164,020
Capitalized offering costs	780,873	613,574

Total Other Current Assets	$1,005,910	$777,594

Materials and supplies inventory consists of various components purchased by the Company to be used in the construction of pilot-scale bioreactors for prospective customer licensees. Materials and supplies inventory will be reclassed to cost of sales as bioreactor construction and related testing is completed.

In December 2011, the Company filed an amendment to its registration statement on Form S-1 with the SEC and capitalized the associated legal and accounting costs. If a resulting securities offering is successfully completed, these costs will be reclassified as a reduction of the resulting proceeds when added to paid in capital; otherwise, the costs will be expensed. The Company is also pursuing private sources of funding and has capitalized $0.3 million associated with the private capital raise process.

Note 4 Accrued Expenses

Accrued expenses are comprised of the following components:

	0000000000	0000000000
	March 31, 2012	December 31, 2011
Accrued payroll and bonus	$622,524	$761,557
Accrued vacation compensation	232,430	231,094
Accrued legal, accounting and engineering fees	221,474	129,382
Other accruals	94,756	73,341

Total Accrued Expenses	$1,171,184	$1,195,374

Note 5 Deferred Revenue

During the fourth quarter of 2011, the Company completed the construction of its pilot-scale bioreactor for its customer licensee in South America, Asesorias e Inversiones Quilicura S.A. (“AIQ”). On March 31, 2012, the testing period during which the Company monitored and evaluated growth within the bioreactor was concluded and AIQ concurred with the Company’s report declaring the success of the preliminary phase. As a result, the Company recognized $0.5 million of previously deferred revenue in its consolidated statement of operations during the three months ended March 31, 2012.

Note 6 Notes Payable - Related Party

During the three months ended March 31, 2012, PetroTech Holdings Corp. (“PetroTech”), a holding company controlled by the Company’s principal stockholder, funded a total of $1.5 million to PA LLC pursuant to the terms of separate senior secured term notes, all of which are included in the $50.1 million notes payable in the following table. Notes payable - related party consist of the following as of:

	March 31, 2012	December 31, 2011
Note Payable to Valens U.S. SPV I, LLC	$417,512	$417,512
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2012

Notes Payable to PetroTech	50,147,089	48,647,089
- Interest accrues monthly at an annual rate of 12%
- Notes are due on June 30, 2012

Convertible Note Payable to PetroTech	10,000,000	10,000,000
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2012 unless converted to common shares as described below

Up to $25,000,000 Note Payable to PetroTech	20,114,076	19,849,491
- Interest payable monthly and is drawn into note on a monthly basis at Prime + 2% (5.25% at March 31, 2012 and December 31, 2011)

-Note is due on June 30, 2012
- Permits additional draws to fund interest. Maximum balance of this note is limited to $25,000,000

Total	$80,678,677	$78,914,092

The notes payable - related party are secured by all of the Company’s assets. The convertible note payable to PetroTech allows the holder (at the holder’s option) to convert all or any portion of the issued and outstanding principal amount and/or accrued interest then due ($13.5 million as of March 31, 2012) into shares of the Company’s common stock at a fixed conversion price of $5.43 per share.

Each note payable and the related master security agreement and equity pledge and corporate guaranty agreement contain provisions that specify events of default which could lead to acceleration of the maturity of the debt. These provisions prohibit the encumbrance or sale and require the maintenance and insurance of the Company’s assets. The loan agreements do not contain any required financial ratios or similar debt covenants. Generally, an event of default would arise if the Company became insolvent, filed for bankruptcy, allowed a change in control or had unresolved judgments against its assets. Through the date of this quarterly report, none of these events have occurred.

As of March 31, 2012 and December 31, 2011, interest in the amount of $12.2 million and $10.4 million, respectively, was accrued related to the notes payable - related party and is recorded in accrued expenses - related party on the accompanying consolidated balance sheets. During the three months ended March 31, 2012 and 2011, additional accrued interest of $0.3 million and $0.2 million, respectively, was added to the principal balance of the floating-rate note and is recorded in notes payable - related party on the accompanying consolidated balance sheets.

During the three months ended March 31, 2012 and 2011, and the period from September 22, 2006 (inception) to March 31, 2012, interest charged to operations on these notes was $2.1 million, $1.3 million, and $18.2 million, respectively. No interest was capitalized during any of these periods.

Note 7 Stockholders’ Deficit

The Company’s equity consists of 300,000,000 shares of $.001 par value common stock, of which 106,920,730 and 106,920,730 shares had been issued and were outstanding as of March 31, 2012 and December 31, 2011, respectively. In addition, the Company may issue up to 25,000,000 shares of preferred stock. No preferred stock is outstanding.

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

OTC Values. The Company’s common stock is currently traded on the OTCQB tier of OTC Markets Group. A very small percentage of the issued and outstanding shares are available for active trading since approximately 94% of the Company’s outstanding shares are held by its controlling stockholder. Due to the very limited size of the Company’s public float and the resulting low trading volume in the Company’s common stock, its public shares are susceptible to very large swings in price based on very few trades. As a result of these considerations, value indications provided by the OTC price quotation service were given the least weight of the three factors in the Company’s estimate of share value.

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

No shares were issued during 2011 or 2012.

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

The Company granted 2,816,471 and 674,500 Interests during 2008 and 2007, respectively, to the majority of its employees as of the date that they began employment with the Company. As of March 31, 2012 and December 31, 2011, the granted Interests, net of Interests forfeited and repurchased by the Company, totaled 2,726,921 and 2,753,171, respectively, or 12.6% and 12.7%, respectively, of total outstanding units. These Interests give the recipient the right to participate in the income of PA LLC and any distribution that may arise from a liquidity event to the extent that such realized amounts exceed the ownership unit fair value at the date of grant.

The Company determined the fair value of these grants by estimating the proceeds that it may obtain from a range of possible future liquidity events such as a public equity offering or a Company sale. The timing of such liquidity events and the likelihood of their achievement was estimated based upon the information that existed as of the grant or valuation date. The weighted average future cash value was then discounted using an annual discount rate of 60% and the weighted average time from grant or valuation date to the liquidity event. This estimated cash present value was converted to a per share cash value and, based on the structure of the grant, the carrying amount per unit was subtracted to determine the fair value of each of the Interests.

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

For the three months ended March 31, 2012 and 2011, and the period from September 22, 2006 (inception) to March 31, 2012, compensation expense related to these Interests was $0.0 million, $0.9 million, and $18.8 million, respectively. The related compensation expense is recognized as selling, general and administrative expense or research and development expense depending upon the recipient’s role in the Company. Amounts recognized as selling, general and administrative expense were $0.0 million, $0.0 million, and $12.3 million for the three months ended March 31, 2012 and 2011, and the period from September 22, 2006 (inception) to March 31, 2012, respectively. Amounts recognized as research and development expense were $0.0 million, $0.9 million, and $6.5 million for the three months ended March 31, 2012 and 2011, and the period from September 22, 2006 (inception) to March 31, 2012, respectively. Unrecognized compensation cost related to 9,481 Interests which remain restricted totaled approximately $0.1 million as of March 31, 2012 and is expected to be expensed during the remainder of 2012. An aggregate of 26,000, 29,000, and 764,000 of these Interests were forfeited during the three months ended March 31, 2012 and 2011, and the period from September 22, 2006 (inception) to March 31, 2012, respectively.

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

As of March 31, 2012 and December 31, 2011, non-controlling interests collectively owned approximately 12.6% and 12.7%, respectively, of PA LLC, and have absorbed their respective portion of the loss of PA LLC. The amount of loss absorbed was $0.7 million, $1.0 million and $17.6 million, for three months ended March 31, 2012 and 2011, and the period from September 22, 2006 (inception) to March 31, 2012, respectively.

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

On January 1, 2011, the Company granted its employees 623,000 options, in the aggregate, to purchase common shares at an exercise price of $8.00 per share. The options generally vest over a period of four years from the grant date and expire 10 years from the grant date. The grant date fair value of the options aggregated to $1.9 million and was calculated using the following assumptions determined as of the date of grant: estimated fair value of the common stock of $5.10, expected term of 6.25 years, risk free interest rate of 2.0%, an estimated volatility of 75.2%, and a dividend yield of 0%. The expected term of options granted to employees was based upon the simplified method allowed for “plain vanilla” options as described by SEC Staff Accounting Bulletin (“SAB”) No. 110. The fair value will be charged to operations over the remaining vesting periods commencing on the employee’s hire date or the grant date, depending upon terms of individual grants.

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

Due to the significant number of equity transactions that occurred during June of 2011, including the stock option modification discussed above and the stock option and the stock appreciation rights (“SARs”) issuances discussed below, the Company re-examined its volatility estimate and consequently increased it from 75.2% to 96.5% on a prospective basis. The Company estimates volatility in accordance with SEC SAB No. 107, “Share-based Payment” based on an analysis of expected volatility of share trading prices for a peer group of companies. Over a period of time similar to that of the expected option life, the volatility in share price of these alternative energy and clean-tech companies averaged 70.4%. To account for the fact that the Company is in the development stage and can be expected to have a higher volatility at its present stage than the average of the comparable companies, the Company adjusted upward its volatility estimate. Specifically, the Company estimated its share volatility by calculating the average volatility of those members of its peer group that exhibited volatility measures in the top quartile of the group. Using this approach, the Company determined that a volatility estimate of 96.5% is appropriate in its fair value calculations.

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

The weighted average period over which options not vested through March 31, 2012 are expected to vest is 35 months. During the three months ended March 31, 2012 and 2011, approximately $0.0 million and $0.5 million, respectively, was charged to operations related to all of the outstanding options. The fair value related to unexercisable stock options as of March 31, 2012 totaled approximately $3.1 million and is expected to be expensed over the next three years.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Balance at December 31, 2008	—	$—	$—
Granted June 2009	1,072,500	$5.50	$2.70
Granted July 2009	45,000	$5.50	$2.83
Forfeited	(200,000)	$(5.50)	$(2.70)

Balance at December 31, 2009	917,500	$5.50	$2.37
Granted January 2010	322,000	$5.50	$3.80
Forfeited	(247,750)	$(5.50)	$(2.95)

Balance at December 31, 2010	991,750	$5.50	$2.68
Granted January 2011	623,000	$5.50	$3.27
Granted June 2011	351,000	$5.50	$3.96
Granted July 2011	265,000	$5.50	$3.96
Forfeited	(885,750)	$(5.50)	$(3.11)

Balance at December 31, 2011	1,345,000	$5.50	$3.49
Forfeited	(194,000)	$(5.50)	$(3.22)

Balance at March 31, 2012	1,151,000	$5.50	$3.54

The weighted average grant date fair value for vested options as of March 31, 2012 and 2011 was $3.09 and $2.63, respectively. The weighted average grant date fair value for unvested options as of March 31, 2012 and 2011 was $3.71 and $2.88, respectively.

The weighted average contractual life of stock options at March 31, 2012 and 2011 was as follows:

	2012	2011
Vested	7.9 yrs	8.5 yrs
Unvested	9.0 yrs	9.1 yrs
Total outstanding	8.7 yrs	9.0 yrs

As of March 31, 2012, a total of 316,250 of the options granted were exercisable and the fair value of such options was $0.9 million. Because the Company has very little history from which to estimate forfeiture of options or grants, it accounts for such forfeitures prospectively, that is, in the period in which they actually occur.

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

As of March 31, 2012, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0.00 and the aggregate intrinsic value of currently exercisable stock options was $0.00. The intrinsic value of each option share is the difference between the estimated fair value of the Company’s stock and the exercise price of such option.

No stock options have been exercised as of March 31, 2012.

Stock Appreciation Rights

In November 2010, the Company issued one million SARs to Mr. Harris, its President and Chief Operating Officer, under the 2009 Plan. The vesting of these SARs was tied to continued employment with the Company and the accomplishment of certain milestones. Mr. Harris resigned from the Company during the first quarter of 2011, forfeiting all such SARs. The impact on all periods presented was not material.

In June 2011, the board of directors of the Company authorized the grant of one million SARs at a base grant price of $5.50 per share to its newly appointed Chief Executive Officer under the 2009 Plan. The SARs have a ten-year term and will vest in equal quarterly installments over a two-year period. In the event of a change of control (as defined in the 2009 Plan) or a qualified public offering (as defined in the executive’s employment agreement), the SARs will become 100% vested. The grant date fair value of the SARs aggregated to $3.8 million and was calculated using the Black-Scholes pricing model with the following assumptions determined as of the date of grant: estimated fair value of the common stock of $5.10, expected term of 5.75 years, risk free interest rate of 1.55%, an estimated volatility of 96.5%, and a dividend yield of 0%. The fair value will be charged to operations over the remaining vesting periods commencing on the grant date. For the three months ended March 31, 2012, and the period from September 22, 2006 (inception) to March 31, 2012, compensation expense related to these SARs of $0.5 million and $1.5 million, respectively, was charged to selling, general and administrative expense. No compensation expense related to these SARs was recorded during the first three months of 2011.

Note 8 Related Party Transactions

As described in Note 6, the Company’s principal stockholder has funded notes payable in support of the Company’s operations. These notes payable provide for the accrual of interest through their June 30, 2012 maturity date and $12.2 million and $10.4 million, of such accrued interest is included in accrued expenses-related party as of March 31, 2012 and December 31, 2011, respectively. In addition, the Company’s principal stockholder has invoiced the

Company for loan and corporate oversight expenses as well as out-of-pocket costs related to strategic and capital markets assistance. The total amount of such accrued expenses as of March 31, 2012 and December 31, 2011 was $0.9 million and $0.9 million, respectively, and is included in accrued expenses-related party on the accompanying consolidated balance sheet. The Company’s principal stockholder has indicated that it will not require repayment of these accrued amounts until significant new funding is obtained from an unaffiliated source.

Note 9 Subsequent Events

On April 18, 2012, PA LLC entered into a master framework agreement with China Energy Conservation and Environment Protection Group (“CECEP”)—Chongquing Industry Co., Ltd., an absolute holding subsidiary of CECEP. The agreement became effective on May 1, 2012 upon approval by the boards of directors of both parties. The agreement provides for the construction and operation of a micro-crop scientific research program in Hainan Province, China and a framework, subject to the achievement of certain milestones, for the subsequent build-out of ten commercial-scale license units of approximately 5,000 hectares in a phased approach at locations to be determined around the world.

On April 23, 2012, PetroTech funded $1.5 million to PA LLC pursuant to the terms of a senior secured term note. The note provides for interest at an annual rate of 12%, which is accrued as a payment-in-kind amount, and is due on June 30, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve numerous risks and uncertainties, such as statements of the Company’s (as defined below) plans, objectives, expectations, and intentions. Actual results could differ materially from those anticipated in the forward-looking statements. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes, each included elsewhere in this report.

Business

Parabel Inc. (the “Company”) provides renewable technology and solutions to address the global demand for new, economical sources of feed, food and fuel. The Company has developed proprietary technology, which it believes will enable customer licensees to grow, harvest and process locally-available aquatic plants (“micro-crops”) to create products for agriculture and energy markets in a profitable manner. One customer licensee in South America and one customer licensee in Asia are implementing this technology at pilot scale, and both parties have entered into agreements which provide frameworks for commercial-scale build-out.

The Company’s strategy is to license and provide management support for production facilities at locations with suitable climates for its technology to achieve maximum productivity, which are generally located within equatorial or tropical regions. To allow customer licensees to build out rapidly and efficiently, the Company has developed a scalable and flexible solution, based on modular growth units which enable phased construction and production operations. The Company intends to generate revenue from licensing fees and royalties primarily from customer licensees that are engaged in the global agriculture and energy markets, as well as from investment groups.

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

To date, the Company has entered into a license agreement with Asesorias e Inversiones Quilicura S.A. (“AIQ”), a customer licensee in South America, with initial construction and operation of a pilot-scale bioreactor (of less than one hectare) completed. Due to the conditionality of this license agreement, there is no guarantee that AIQ will elect to proceed to the commercial phase of the license agreement. Because this is the first license agreement into which it has entered, the Company has agreed to construct the first commercial phase facility on a turnkey basis, which means that the Company will design, have constructed and equip the facility, in return for payments billed on a progress basis, not to exceed a prescribed limit. The pilot-scale bioreactor, which constitutes the preliminary phase of this license agreement, was constructed at AIQ’s expense and not on a turnkey basis. As future customer licensees implement the technology at commercial scale, the Company expects to incur minimal capital expenditures, since customer licensees will be expected to invest in the development and construction of the production facilities.

In addition, PA LLC, the Company’s operating subsidiary, entered into a master framework agreement with China Energy Conservation and Environment Protection Group (“CECEP”)—Chongquing Industry Co., Ltd., an absolute holding subsidiary of CECEP. The agreement became effective on May 1, 2012 upon approval by the boards of directors of both parties. The agreement provides for the construction and operation of a micro-crop scientific research program in Hainan Province, China and a framework, subject to the achievement of certain milestones, for the subsequent build-out of ten commercial-scale license units of approximately 5,000 hectares in a phased approach at locations to be determined around the world. The Company believes this is a positive development, but the master framework agreement with CECEP does not currently provide for obligations that are material to the Company or PA LLC.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue. During the three months ended March 31, 2012, the Company recognized $0.5 million of previously deferred licensing revenue as a result of the completion of the construction and successful testing of a pilot-scale bioreactor for its customer licensee in South America, AIQ. No revenue was recognized during the three months ended March 31, 2011.

Total costs and expenses. Total costs and expenses decreased by $1.6 million, or 20.1%, to $6.4 million in the three months ended March 31, 2012 as compared to the same period in 2011. The decrease between comparable quarters was attributable to a decrease in research and development expenses, partially offset by an increase in interest expense.

Selling, general and administrative expenses. Selling, general and administrative expenses include senior management and overhead costs, business development expenditures, system infrastructure support costs, finance and accounting costs, and intellectual property management costs. Selling, general and administrative expenses decreased $0.2 million, or 7.4%, to $2.5 million in the three months ended March 31, 2012 as compared to the same period in 2011. The decrease in selling, general and administrative expenses was largely attributable to a 37.5% reduction in headcount due to selective personnel reductions as well as turnover in certain positions that management chose not to replace based upon the current business needs of the Company. These personnel reductions resulted in $0.7 million in compensation cost savings, partially offset by $0.4 million of increases in travel expenses and the utilization of external consultants associated with the Company’s increased activities related to business development, purchasing and other administrative functions in international locations during the quarter ended March 31, 2012 as compared to the same period in 2011.

Research and development expenses. Research and development costs include the research and experimentation of the various system components and the design and construction of the commercial-scale pilot system for customer demonstration. These expenses decreased by $2.1 million, or 56.1%, to $1.6 million in the three months ended March 31, 2012 as compared to the same period in 2011. The decrease was partially attributable to a $1.0 million decrease in compensation expenses in the first quarter of 2012 as compared to the same period in 2011 due to a 37.0% reduction in employee headcount within research and development as a result of consolidating the

Company’s lab facilities and other functions. Equity compensation expense decreased $1.1 million during the first three months of 2012 as compared to the same period in 2011, which was primarily related to the accelerated vesting during the first quarter of 2011 of restricted ownership units previously issued to an employee of the Company as well as termination-related forfeitures of employees whose roles were classified as research and development. These decreases in equity compensation expense were partially offset by the amortization of stock options that were issued during 2011.

Interest expense – related party. Interest expense on notes payable – related party increased by $0.7 million, or 56.3%, to $2.1 million in the three months ended March 31, 2012 as compared to the same period in 2011. The increase was due to additional funding of the Company’s operations through notes payable from its principal stockholder over the last year. The balance of these notes totaled $80.7 million at March 31, 2012 and $57.3 million at March 31, 2011.

Depreciation expense. Depreciation expense decreased by $0.1 million, or 43.5%, to $0.1 million in the three months ended March 31, 2012 from $0.2 million in the same period in 2011. The decrease during 2012 as compared to the same period in 2011 was due to assets which were fully depreciated or impaired over the last year, offset partially by the depreciation of new capital assets.

Non-controlling interest. As of March 31, 2012 and 2011, non-controlling interests collectively owned approximately 12.6% and 12.9% of PA LLC, respectively, and have been attributed their respective portion of the loss of PA LLC. The amount of loss assigned to non-controlling interests was $0.7 million and $1.0 million for the three months ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

Overview

To date, the Company has financed its operations primarily through loans from, and debt securities issued to, its principal stockholder. To a lesser extent, the Company has also raised funds by issuing equity securities to unrelated third parties. Since its inception through March 31, 2012, the Company has raised in the aggregate $110.6 million in debt and equity investments, with $100.7 million of this total raised from its principal stockholder and $9.9 million raised from unrelated third parties.

Sources and Uses of Cash

At March 31, 2012, the Company had unrestricted cash and cash equivalents of $6.4 million, compared to $8.8 million at December 31, 2011.

Net cash used in operating activities was $3.9 million and $5.5 million, during the three months ended March 31, 2012 and 2011, respectively. The decrease in cash usage from 2011 to 2012 was primarily attributed to cost savings of $1.7 million resulting from the Company’s year-over-year headcount and associated compensation reductions described above in “Results of Operations”.

Net cash used in investing activities, which consisted primarily of the purchase of capital assets, was $0.0 million and $0.3 million, for the three months ended March 31, 2012 and 2011, respectively. The decline in expenditures from period to period reflects the purchase of less equipment during 2012 than in 2011 because the Company’s ongoing improvements to its processing methods have recently been focused on rental of potential replacement equipment, some of which was purchased in the prior period.

Net cash provided by financing activities was $1.5 million and $5.3 million during the three months ended March 31, 2012 and 2011, respectively, and consisted of advances from the Company’s principal stockholder.

Senior Secured Credit Financings

Affiliates of the Company have provided borrowings under a senior secured structure, as described in more detail below:

As of March 31, 2012
Note Payable to Valens U.S. SPV I, LLC	$417,512
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2012

Notes Payable to PetroTech	50,147,089
- Interest accrues monthly at an annual rate of 12%
- Notes are due on June 30, 2012

Convertible Note Payable to PetroTech	10,000,000
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2012 unless converted to common shares as described below

Up to $25,000,000 Note Payable to PetroTech	20,114,076
- Interest payable monthly and is drawn into note on a monthly basis at Prime + 2% (5.25% at March 31, 2012 and December 31, 2011)
-Note is due on June 30, 2012
- Permits additional draws to fund interest. Maximum balance of this note is limited to $25,000,000

Total Notes Payable - Related Party	$80,678,677

As of March 31, 2012, the principal balance of notes payable – related party was classified as a current liability on the accompanying consolidated balance sheet as the maturity date of the full balance (plus accrued interest of $12,215,877) is June 30, 2012. The notes payable – related party are secured by all of the Company’s assets. The convertible note payable allows the holder (at the holder’s option) to convert all or any portion of the issued and outstanding principal amount and/or accrued interest and fees then due into shares of the Company’s common stock at a fixed conversion price of $5.43 per share.

Each note payable and the related master security agreement and equity pledge and corporate guaranty agreement contain provisions that specify events of default which could lead to acceleration of the maturity of the debt. These provisions prohibit the encumbrance or sale of the Company’s assets and require maintenance and insurance of the Company’s assets. The loan agreements do not contain any required financial ratios or similar debt covenants. Generally, an event of default would arise if the Company became insolvent, filed for bankruptcy, allowed a change in control or had unresolved judgments against its assets. As of March 31, 2012, none of these events had occurred.

Interest charged to operations on these notes, including amortization of original issue discount, was $2.1 million, $1.3 million, and $18.2 million during the three months ended March 31, 2012 and 2011, and the period from September 22, 2006 (inception) to March 31, 2012, respectively. The principal amount of debt obligations as of March 31, 2012 was $80.7 million, of which $20.1 million was outstanding at a floating rate of 2% over the prime interest rate and $60.6 million was outstanding at a fixed rate of 12%. Floating rate borrowings will lead to additional interest expense if interest rates increase.

The following table discloses aggregate information about the Company’s contractual obligations and period in which payments are due as of March 31, 2012:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt: principal	$80,678,677	$80,678,677	$—	$—	$—
Debt: accrued interest to date (1)	12,215,877	12,215,877	—	—	—
Debt: estimated future interest (2)	2,082,092	2,082,092	—	—	—
Operating lease commitments	705,731	416,610	289,121	—	—

Total contractual obligations	$95,682,377	$95,393,256	$289,121	$—	$—

(1)	Represents the amount of interest that has been accrued through the balance sheet date on approximately $60.6 million of outstanding debt at a fixed annual rate of 12%. This amount is due at the June 30, 2012 maturity date of the related debt.
(2)	Estimated future interest represents the amount of interest expected to accrue until the maturity date of the related debt, which in all cases is June 30, 2012. The estimated amount is calculated from the current balance sheet date through maturity based upon the principal balance of each note and the applicable interest rate, which is compounded monthly at prime + 2% (assumed to be 5.25%) on approximately $20.1 million of debt and calculated on a non-compounded basis at 12% on the remaining principal amount.

The Company is currently in the development stage and anticipates accomplishing a transition from the development stage to operational status, depending upon the timing and extent of success achieved in accomplishing milestones, including:

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

While the Company has a limited but growing list of prospective customer licensees, the Company’s costs are mostly variable and the Company does not have significant commitments other than its debt and lease obligations. The Company estimates that its net loss from operations and net cash used in operations will be similar to its recently reported results over the next 12 months. The Company has never been profitable and has incurred significant losses and cash flow deficits. For the three months ended March 31, 2012 and 2011, and the period from September 22, 2006 (inception) to March 31, 2012, the Company reported net losses of $5.9 million, $8.0 million, and $145.6 million, respectively, and negative cash flows from operating activities of $3.9 million, $5.5 million, and $89.0 million, respectively. As of March 31, 2012, the Company has an aggregate accumulated deficit of $128.0 million. The Company anticipates that it will continue to report losses and negative cash flows during 2012. As a result of these net losses, cash flow deficits, and the approximately $92.9 million of debt and accrued interest that is currently scheduled to mature on June 30, 2012, there is a substantial doubt about the Company’s ability to continue as a going concern.

The Company does not have a firm commitment from its principal stockholder or any third party for additional debt or equity funding. Therefore, the Company is carefully managing its cash resources, which totaled $6.4 million at March 31, 2012.

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

The Company’s accompanying consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty. As of March 31, 2012, these adjustments would likely include the substantial impairment of the carrying amount of the Company’s non-cash assets of $2.4 million and potential contingent liabilities that may arise if the Company is unable to fulfill various operational commitments. In addition, the value of the Company’s securities, including common stock and warrants, would likely be significantly impaired. The Company’s ability to continue as a going concern is dependent upon it generating sufficient cash flow from operations and obtaining additional capital and financing.

Off-Balance Sheet Arrangements

As of March 31, 2012, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to interest rate risk is related to its borrowings. The principal amount of the Company’s debt obligations as of March 31, 2012 was $80.7 million, of which $20.1 million was outstanding at an annual floating rate of 2% over the prime interest rate and $60.6 million was outstanding at a fixed annual rate of 12%. Floating rate borrowings will lead to additional interest expense if interest rates increase. The Company enters into loan arrangements when needed and borrowings are subject to interest rate risk because changes in the prime interest rate will have an effect on interest rate expense.

If interest rates would have increased by 1.0%, the additional interest expense for the three months ended March 31, 2012 and 2011 would have been less than $0.1 million for each three-month period.

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

Information concerning certain risks and uncertainties appears in Part I, Item IA “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “10-K”).

Since the filing of the 10-K, there have been no material changes to the Company’s risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	OTHER INFORMATION

Not applicable.

ITEM 5.	EXHIBITS

31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from Parabel Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, are formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three months ended March 31, 2012, the three months ended March 31, 2011 and the 66 months ended March 31, 2012; (iv) Consolidated Statement of Changes in Stockholders’ Deficit as of March 31, 2012, and the years ended December 31, 2011, 2010, 2009 and 2008; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and the 66 months ended March 31, 2012; and (vi) Notes to the Consolidated Financial Statements.

These exhibits are available upon request. Requests should be directed to the Investor Relations Department at Parabel Inc., 1901 S. Harbor City Blvd., Suite 600, Melbourne, FL 32901, telephone: 321-409-7500, email: investorrelations@parabel.com. The exhibit numbers followed by an asterisk (*) indicate exhibits physically filed with this Form 10-Q. The exhibit numbers followed by two asterisks (**) indicate exhibits included pursuant to Rule 406T of Regulation S-T and are deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARABEL INC.

Date: May 14, 2012	By:	/s/ ANTHONY JOHN PHIPPS TIARKS
	Name:	Anthony John Phipps Tiarks
	Title:	Chief Executive Officer