Form 10-Q
period 2012-06-30
Parabel Inc.
filed 2012-08-14
CIK 927472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or
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

There were 106,920,730 shares of common stock with a par value of $0.001 per share outstanding at August 10, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Parabel Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,281,646	$8,842,269
Restricted cash	75,051	75,286
Prepaid expenses	137,323	116,672
Other current assets	238,278	777,594
Total current assets	3,732,298	9,811,821

Property and equipment	3,171,929	3,066,217
Accumulated depreciation	(2,237,195)	(1,974,566)
Net property and equipment	934,734	1,091,651
Deposits	256,378	256,015
Total assets	$4,923,410	$11,159,487

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$764,085	$948,375
Accrued expenses	760,874	1,195,374
Accrued expenses - related party	15,149,182	11,294,885
Deferred revenue	-	612,500
Current portion of notes payable - related party	-	78,914,092
Total current liabilities	16,674,141	92,965,226

Deferred rent	32,833	32,280
Notes payable - related party	82,449,749	-
Total liabilities	99,156,723	92,997,506

Stockholders' deficit:
Preferred stock - $.001 par value, 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2012 and December 31, 2011	-	-
Common stock - $.001 par value, 300,000,000 shares authorized; 106,920,730 shares issued and outstanding at June 30, 2012 and December 31, 2011	106,921	106,921
Paid in capital	39,665,806	39,801,148
Deficit accumulated during the development stage	(136,587,676)	(122,887,794)
Parabel Inc. stockholders' deficit	(96,814,949)	(82,979,725)
Non-controlling interest	2,581,636	1,141,706
Total stockholders' deficit	(94,233,313)	(81,838,019)

Total liabilities and stockholders' deficit	$4,923,410	$11,159,487

See the accompanying notes to the consolidated financial statements.

Parabel Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period From September 22, 2006 (Inception) Through June 30,
	2012	2011	2012	2011	2012

Revenue	$150,000	$-	$650,000	$-	$650,000

Costs and expenses:
Cost of sales	41,601	-	81,393	-	81,393
Selling, general and administrative	5,206,733	3,152,660	7,720,466	5,867,928	69,211,047
Research and development	2,164,505	2,552,513	3,799,758	6,279,494	62,467,232
Interest expense - related party	2,125,926	1,551,032	4,200,041	2,878,331	20,316,135
Depreciation	123,576	233,956	262,629	480,212	3,702,015
Total costs and expenses	9,662,341	7,490,161	16,064,287	15,505,965	155,777,822

Net loss before non-controlling interest	(9,512,341)	(7,490,161)	(15,414,287)	(15,505,965)	(155,127,822)
Net loss attributable to non-controlling interest	970,759	953,343	1,714,405	1,991,636	18,540,146

Net loss attributable to Parabel Inc.	$(8,541,582)	$(6,536,818)	$(13,699,882)	$(13,514,329)	$(136,587,676)

Basic and diluted common shares outstanding	106,920,730	106,920,730	106,920,730	106,920,730
Basic and diluted loss per share	$(0.08)	$(0.06)	$(0.13)	$(0.13)

See the accompanying notes to the consolidated financial statements.

Parabel Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Deficit
Period From Inception (September 22, 2006) to June 30, 2012
(Unaudited)

	Common Stock Shares	Amount	Paid in Capital	Non-Controlling Interest	Deficit Accumulated During the Development Stage	Total
Shares issued at inception for cash	100,000,000	$100,000	$388,532	$-	$-	$488,532
Net loss	-	-	-	-	(1,410,724)	(1,410,724)
Balance - December 31, 2006	100,000,000	$100,000	$388,532	$-	$(1,410,724)	$(922,192)
Amortization of PA LLC interests to employees	-	-	276,986	-	-	276,986
Net loss	-	-	-	-	(8,346,378)	(8,346,378)
Balance - December 31, 2007	100,000,000	$100,000	$665,518	$-	$(9,757,102)	$(8,991,584)
Amortization of PA LLC interests to employees	-	-	2,240,041	200,000	-	2,440,041
Shares issued for cash	3,174,603	3,175	9,996,825	-	-	10,000,000
Shares issued for unearned services	1,000,000	1,000	(1,000)	-	-	-
Amortization of unearned services	-	-	43,750	-	-	43,750
Issuance of option as additional consideration for debt	-	-	1,453,000	-	-	1,453,000
Reverse merger	99,586	99	-	-	-	99
Net loss	-	-	-	(162,400)	(19,987,850)	(20,150,250)
Balance - December 31, 2008	104,274,189	$104,274	$14,398,134	$37,600	$(29,744,952)	$(15,204,944)
Shares issued for services	160,524	160	537,652	-	-	537,812
Shares issued for cash	500,000	500	3,999,500	-	-	4,000,000
Shares issued with purchase price guaranty	937,500	938	(938)	-	-	-
Shares and warrants issued for other current assets	357,143	357	3,017,787	-	-	3,018,144
Amortization of PA LLC interests to employees	-	-	-	1,987,552	-	1,987,552
Amortization of options issued to employees	-	-	588,653	-	-	588,653
Amortization of unearned services	-	-	1,575,000	-	-	1,575,000
Net loss	-	-	-	(6,554,358)	(30,267,878)	(36,822,236)
Balance - December 31, 2009	106,229,356	$106,229	$24,115,788	$(4,529,206)	$(60,012,830)	$(40,320,019)
Return of common stock for other current asset	(106,126)	(106)	(341,620)	-	-	(341,726)
Shares issued for cash	810,000	810	6,479,190	-	-	6,480,000
Shares issued with put option or purchase price guaranty, net of purchase price guaranty expirations	-	-	7,400,000	-	-	7,400,000
Amortization of PA LLC interests to employees	-	-	(794)	12,903,744	-	12,902,950
Amortization of options issued to employees	-	-	922,549	-	-	922,549
Amortization of unearned services	-	-	1,531,250	-	-	1,531,250
PA LLC units returned for surrendered technology license	-	-	(2,283,115)	1,683,115	-	(600,000)
Net loss	-	-	-	(6,469,356)	(38,010,029)	(44,479,385)
Balance - December 31, 2010	106,933,230	$106,933	$37,823,248	$3,588,297	$(98,022,859)	$(56,504,381)
Put option exercised by former executive	(12,500)	(12)	12	-	-	-
Amortization of PA LLC interests to employees	-	-	(845)	1,193,036	-	1,192,191
Amortization of options issued to employees	-	-	936,769	-	-	936,769
Amortization of stock appreciation rights issued to executive	-	-	1,041,964	-	-	1,041,964
Net loss	-	-	-	(3,639,627)	(24,864,935)	(28,504,562)
Balance - December 31, 2011	106,920,730	$106,921	$39,801,148	$1,141,706	$(122,887,794)	$(81,838,019)
Amortization of PA LLC interests to employees	-	-	(278)	(167)	-	(445)
Amortization of options to acquire PA LLC interests	-	-	-	2,410,040	-	2,410,040
Amortization of options issued to employees	-	-	20,556	-	-	20,556
Amortization of stock appreciation rights issued to executive	-	-	961,812	-	-	961,812
PA LLC units returned for cash settlement	-	-	(1,117,432)	744,462	-	(372,970)
Net loss	-	-	-	(1,714,405)	(13,699,882)	(15,414,287)
Balance - June 30, 2012	106,920,730	$106,921	$39,665,806	$2,581,636	$(136,587,676)	$(94,233,313)

See the accompanying notes to the consolidated financial statements.

Parabel Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended June 30,		For the Period From September 22, 2006 (Inception) Through June 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(15,414,287)	$(15,505,965)	$(155,127,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount	-	-	1,453,000
Amortization of Company options	20,556	492,985	2,468,527
Amortization of stock appreciation rights	961,812	80,151	2,003,776
Amoritization of unearned services	-	-	3,150,000
Amortization of PA LLC interests to employees	(445)	1,009,940	18,799,275
Amortization of options to acquire PA LLC interests	2,410,040	-	2,410,040
Expenses paid and interest added to notes payable - related party	535,657	504,404	11,911,498
Expenses paid by issuance of common stock	-	-	1,214,230
Gain on settlement of accrued liability	(433,295)	-	(433,295)
Depreciation	262,629	480,212	3,702,015
Impairment loss	-	299,486	588,773
Loss on disposition of equipment	-	(2,525)	317,373
Write-off of other non-current assets	780,873	830,375	2,067,637
Decrease (increase) in restricted cash	235	325,000	(75,051)
(Increase) in prepaid expenses	(20,651)	(43,985)	(156,937)
(Increase) in other current assets	(241,557)	-	(655,833)
(Increase) in deposits	(363)	(49,100)	(236,764)
(Increase) in other non-current assets	-	-	(109,720)
(Decrease) in accounts payable	(184,290)	(529,886)	(543,845)
Increase in accrued expenses	3,853,092	2,468,169	14,029,569
(Decrease) in deferred revenue	(612,500)	-	-
Increase in other current liabilities	-	26,405	-
Increase in deferred rent	553	26,280	32,833
Net cash used in operating activities	$(8,081,941)	$(9,588,054)	$(93,190,721)

Cash flows from investing activities:
Proceeds from sale of asset	-	6,520	86,320
Acquisition of property and equipment	(105,712)	(385,102)	(5,629,215)
Net cash used in investing activities	$(105,712)	$(378,582)	$(5,542,895)

Cash flows from financing activities:
Member contributions	-	-	488,532
Reverse merger	-	-	99
Exercise of put option	-	(100,000)	(100,000)
Common stock and warrants issued for cash	-	-	27,980,000
Borrowings under note payable - related party	3,000,000	13,025,000	72,619,601
PA LLC units returned for cash and surrendered technology license	-	-	(600,000)
PA LLC units returned for cash settlement	(372,970)	-	(372,970)
Issuance of common stock and warrants for cash	-	-	2,000,000
Net cash provided by financing activities	$2,627,030	$12,925,000	$102,015,262

Net increase (decrease) in cash	(5,560,623)	2,958,364	3,281,646
Cash and cash equivalents - beginning of period	8,842,269	1,140,882	-

Cash and cash equivalents - end of period	$3,281,646	$4,099,246	$3,281,646

Non-cash investing and financing activities:
Liability incurred for other non-current asset	$(363,318)	$(405,000)	$-
Stock and warrants issued for other liabilities, net	$-	$(100,000)	$-
Common stock issued for unearned services	$-	$-	$3,150,000
Issuance of shares for other current asset	$-	$-	$1,200,000
Return of common stock for other current asset	$-	$-	$(342,000)
Liability repaid with restricted cash	$-	$(2,000,000)	$-

See the accompanying notes to the consolidated financial statements.

Parabel Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

Note 1 Organization

Parabel Inc. (the “Company”) began its operations through its controlled subsidiary, PA LLC, on December 19, 2008, as a result of the reverse acquisition described below. PA LLC was formed by XL TechGroup, LLC (“XL Tech”, a related party and the sponsor and parent of PA LLC until December 19, 2008) on September 22, 2006 as a Delaware limited liability company to develop technologies to commercially grow, harvest and process locally-available aquatic plants (“micro-crops”). PA LLC is a technology development and licensing company that provides renewable technology and solutions to address the global demand for new sources of feed, food and fuel. The Company has developed proprietary technology, which it believes will enable customer licensees to grow, harvest and process micro-crops to produce Lemna Protein Concentrate (“LPC”), Lemna Meal (“LM”) and Biocrude. In the near-term, the Company is positioning LPC and LM in animal feed markets, as fish meal and alfalfa meal alternatives, respectively. With further technology and product development, the Company expects LPC to be applied in human food markets and, with the development of third-party conversion technologies, the Company expects Biocrude to be used as a feedstock for renewable fuels.

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

Use of Estimates

The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP which requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense. Actual results may differ from these estimates.

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

Restricted Cash

As of June 30, 2012 and December 31, 2011, restricted cash consisted of $0.1 million that was held in escrow per a credit card arrangement with the Company’s financial institution.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012. The respective carrying values of certain financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Carrying values are assumed to approximate fair values for these financial instruments because they are short-term in nature and their carrying amounts approximate the amounts expected to be received or paid.

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

No impairment indicators were noted during the six months ended June 30, 2012.  During the second quarter of 2011, the Company identified certain changes in its process development plans that eliminated or changed the need or expected use of certain assets. As a result, an impairment charge of $0.3 million to reduce these assets to their estimated realizable value was recorded as a reduction of property and equipment and an addition to research and development expense during the six months ended June 30, 2011.

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

The effect of 2,592,143 and 2,592,143 weighted average warrants and 981,572 and 1,111,870 weighted average options were not included for the three and six months ended June 30, 2012, respectively, as they would have had an antidilutive effect. The effect of 2,592,143 and 2,592,143 weighted average warrants and 1,478,036 and 1,523,667 weighted average options were not included for the three and six months ended June 30, 2011, respectively, as they would have had an antidilutive effect.

Reverse Acquisition

On December 19, 2008, a reverse acquisition was completed under which, for accounting purposes, PA LLC was deemed to be the acquirer and the Company, the legal acquirer, was deemed to be the acquired entity. No goodwill was recognized as the Company was a “shell” company before the acquisition. The former stockholders of the Company retained an aggregate of 99,586 shares of common stock which were recorded at par value of $99.

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

Note 2 Going Concern

As of June 30, 2012, the Company was in the development stage as it continues to develop its products and intends to transition from the development stage to operational status depending upon the timing and its success in achieving its business development milestones. The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has never been profitable and has incurred significant losses and cash flow deficits. For the six months ended June 30, 2012 and 2011, and the period from September 22, 2006 (inception) to June 30, 2012, the Company reported net losses of $15.4 million, $15.5 million, and $155.1 million, respectively, and negative cash flows from operating activities of $8.1 million, $9.6 million, and $93.2 million, respectively. As of June 30, 2012, the Company had an aggregate accumulated deficit of $136.6 million. The Company anticipates that it will continue to report losses and negative cash flows during the remainder of 2012. As a result of these net losses, cash flow deficits, and other factors, there is a substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ability to continue as a going concern is dependent upon generating sufficient cash flows from operations and obtaining additional capital and financing. The Company has been, and continues to be, wholly dependent on funding from its principal stockholder. The Company had unrestricted cash and cash equivalents of $3.3 million as of June 30, 2012; however, if the Company is unable to raise additional funding (including from its principal stockholder), the Company will be unable to continue in business.

Note 3 Other Current Assets

Other current assets consist of the following components:

	June 30, 2012	December 31, 2011
Materials and supplies inventory	$238,278	$164,020
Capitalized offering costs	-	613,574
Total Other Current Assets	$238,278	$777,594

Materials and supplies inventory consists of various components purchased by the Company to be used in the construction of pilot-scale bioreactors for prospective customer licensees. Materials and supplies inventory will be reclassified to cost of sales as bioreactor construction and related testing is completed.

In December 2011, the Company filed an amendment to its registration statement on Form S-1 with the SEC and capitalized the associated legal and accounting costs. If a resulting securities offering is successfully completed, these costs will be reclassified as a reduction of the resulting proceeds when added to paid in capital; otherwise, the costs will be expensed.

Capitalized offering costs consists of legal and accounting costs associated with the Company’s filing during December 2011 of an amendment to its registration statement on Form S-1 with the SEC. These costs were capitalized with the intent of reclassifying them as a reduction of the resulting proceeds when the securities offering was successfully completed.    As of June 30, 2012, over 90 days had passed without substantive progress on the planned offering.   As a result, based upon the application of SEC Staff Accounting Bulletin 99-1, topic 5A, the remaining offering costs of $0.8 million were expensed during the period and classified as selling, general and administrative costs during the second quarter of 2012.

Note 4 Accrued Expenses

Accrued expenses are comprised of the following components:

	June 30, 2012	December 31, 2011
Accrued payroll and bonus	$264,489	$761,557
Accrued vacation compensation	222,367	231,094
Accrued legal, accounting and engineering fees	143,276	129,382
Other accruals	130,742	73,341
Total Accrued Expenses	$760,874	$1,195,374

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

In May 2011, the Company entered into a PA Select license agreement with the Republic of Suriname, initially providing for pilot-scale testing in exchange for a limited license fee of $150,000. The Company did not believe at the time of entering into the agreement that the agreement was material. During the first quarter of 2012, the Company concluded its pilot-scale testing in Suriname. During the second quarter of 2012, the parties to the agreement mutually agreed not to proceed to commercial-scale operations in recognition of the Company’s evolving business model and strategic priorities. As a result, the Company recognized $0.2 million of previously deferred revenue in its consolidated statement of operations during the three months ended June 30, 2012.

Note 6 Notes Payable - Related Party

During the six months ended June 30, 2012, PetroTech Holdings Corp. (“PetroTech”), a holding company controlled by the Company’s principal stockholder, funded a total of $3.0 million to PA LLC pursuant to the terms of separate senior secured term notes, all of which are included in the $51.6 million notes payable in the following table. Notes payable - related party consist of the following as of:

	June 30, 2012	December 31, 2011
Note Payable to Valens U.S. SPV I, LLC	$417,512	$417,512
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2017

Notes Payable to PetroTech	51,647,089	48,647,089
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2017

Convertible Note Payable to PetroTech	10,000,000	10,000,000
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2017 unless converted to common shares as described below

Up to $25,000,000 Note Payable to PetroTech	20,385,148	19,849,491
- Interest payable monthly and is drawn into note on a monthly basis at Prime + 2% (5.25% at June 30, 2012 and December 31, 2011)
- Note is due on June 30, 2017
- Permits additional draws to fund interest. Maximum balance of this note is limited to $25,000,000

Total Notes Payable - Related Party	$82,449,749	$78,914,092

On June 25, 2012, PetroTech and Valens U.S. SPV I, LLC agreed to extend the maturity of the notes payable – related party from June 30, 2012 to June 30, 2017. The agreements provide that in the event the Company or PA LLC hold, individually or together, cash or cash equivalents in excess of $50,000,000 in the aggregate, then any such amounts held in excess of $50,000,000 shall be applied to pre-pay the outstanding notes to the extent of such excess.  As a result of the maturity date extension, the notes payable – related party has been classified as noncurrent liabilities on the accompanying consolidated balance sheet as of June 30, 2012.

The notes payable - related party are secured by all of the Company’s assets. The convertible note payable to PetroTech allows the holder (at the holder’s option) to convert all or any portion of the issued and outstanding principal amount and/or accrued interest then due ($13.8 million as of June 30, 2012) into shares of the Company’s common stock at a fixed conversion price of $5.43 per share.

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

As of June 30, 2012 and December 31, 2011, interest in the amount of $14.1 million and $10.4 million, respectively, was accrued related to the notes payable - related party and is recorded in accrued expenses - related party on the accompanying consolidated balance sheets. During the six months ended June 30, 2012 and 2011, additional accrued interest of $0.5 million and $0.5 million, respectively, was added to the principal balance of the floating-rate note and is recorded in notes payable - related party on the accompanying consolidated balance sheets.

During the three months ended June 30, 2012 and 2011, interest charged to operations on these notes was $2.1 million and $1.6 million, respectively.  During the six months ended June 30, 2012 and 2011, and the period from September 22, 2006 (inception) to June 30, 2012, interest charged to operations on these notes was $4.2 million, $2.9 million, and $20.3 million, respectively. No interest was capitalized during any of these periods.

Note 7 Stockholders’ Deficit

The Company’s equity consists of 300,000,000 shares of $.001 par value common stock, of which 106,920,730 and 106,920,730 shares had been issued and were outstanding as of June 30, 2012 and December 31, 2011, respectively. In addition, the Company may issue up to 25,000,000 shares of preferred stock. No preferred stock is outstanding.

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

OTC Values. The Company’s common stock is currently traded on the OTCQB tier of OTC Markets Group. A very small percentage of the issued and outstanding shares are available for active trading since approximately 94% of the Company’s outstanding shares are held by its principal stockholder. Due to the very limited size of the Company’s public float and the resulting low trading volume in the Company’s common stock, its public shares are susceptible to very large swings in price based on very few trades. As a result of these considerations, value indications provided by the OTC price quotation service were given the least weight of the three factors in the Company’s estimate of share value.

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

On November 1, 2010, in anticipation of Mr. Rob Harris’ employment as President and Chief Operating Officer, the Company issued and sold 12,500 shares of its common stock to Mr. Harris at a price of $8.00 per share. Mr. Harris also received a put option which gave him the option to sell any or all of the shares back to the Company for a purchase price of $8.00 at any time within one year of the original transaction. In accordance with Accounting Standards Codification (“ASC”) 480-10-25-8, the proceeds were recorded as liabilities related to equity issuance on the accompanying consolidated balance sheet as of December 31, 2010. During January 2011, Mr. Harris exercised his put option and the Company repurchased all 12,500 shares of common stock for $100,000.

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

The Company granted 2,816,471 and 674,500 Interests during 2008 and 2007, respectively, to the majority of its employees as of the date that they began employment with the Company. As of June 30, 2012 and December 31, 2011, the granted Interests, net of Interests forfeited and repurchased by the Company, totaled 1,745,421 and 2,753,171, respectively, or 8.4% and 12.7%, respectively, of total outstanding units. These Interests give the recipient the right to participate in the income of PA LLC and any distribution that may arise from a liquidity event to the extent that such realized amounts exceed the ownership unit fair value at the date of grant.

The Company determined the fair value of these grants by estimating the proceeds that it may obtain from a range of possible future liquidity events such as a public equity offering or the sale of the Company. The timing of such liquidity events and the likelihood of their achievement was estimated based upon the information that existed as of the grant or valuation date. The weighted average future cash value was then discounted using an annual discount rate of 60% and the weighted average time from grant or valuation date to the liquidity event. This estimated cash present value was converted to a per share cash value and, based on the structure of the grant, the carrying amount per unit was subtracted to determine the fair value of each of the Interests.

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

For the three months ended June 30, 2012 and 2011, compensation expense related to these Interests was $0.0 million and $0.1 million, respectively. For the six months ended June 30, 2012 and 2011, and the period from September 22, 2006 (inception) to June 30, 2012, compensation expense related to these Interests was $0.0 million, $1.0 million, and $18.8 million, respectively. The related compensation expense is recognized as selling, general and administrative expense or research and development expense depending upon the recipient’s role in the Company. Amounts recognized as selling, general and administrative expense were $0.0 million and $0.0 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, and the period from September 22, 2006 (inception) to June 30, 2012, compensation expense recognized as selling, general and administrative expense related to these Interests was $0.0 million, $0.0 million, and $12.3 million, respectively. Amounts recognized as research and development expense were $0.0 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, and the period from September 22, 2006 (inception) to June 30, 2012, compensation expense recognized as research and development expense related to these Interests was $0.0 million, $1.0 million, and $6.5 million, respectively.

Unrecognized compensation cost related to 2,385 Interests which remain restricted totaled approximately $0.0 million as of June 30, 2012. An aggregate of 28,000, 71,000, and 766,000 of these Interests were forfeited during the six months ended June 30, 2012 and 2011, and the period from September 22, 2006 (inception) to June 30, 2012, respectively.

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

On June 8, 2012, the Company entered into an agreement with certain of its former employees and senior officers that provided for the recovery of 980,000 Class B units of PA LLC and the release of claims for deferred compensation related to their employment with PA LLC, in exchange for a payment of $0.4 million. The Company remitted the payment on June 13, 2012 and the units of PA LLC were received and cancelled on June 13, 2012. The Company intends to pursue cancellation of an additional 270,000 Class B units of PA LLC that were originally granted to a former senior officer of the Company.

The settlement paid to the former employees and officers was allocated between the deferred compensation liability and the Class B units based upon the proportionate fair market value of each to the total of $0.4 million.  The transaction was accounted for as a gain on the settlement of an accrued liability and a return or repurchase of equity interests of PA LLC. A gain of $0.4 million associated with the settlement of the deferred compensation claim was recognized in selling, general and administrative expense during the three months ended June 30, 2012.  The Company followed the guidance of ASC 810-10-45-23 with respect to the recovery of the Class B units and handled the change in the parent’s ownership by adjusting the carrying amount of the controlling and non-controlling interests based on the change in their respective ownership share in the subsidiary. This transaction increased the parent or controlling interest from approximately 87% to approximately 92%, which gave rise to a debit of $0.7 million to paid in capital attributable to Parabel Inc., since PA LLC had a large deficit accumulated during the development stage. In addition, the amount paid of $0.4 million was also recorded in paid in capital since it represents the cost to the controlling interest of acquiring a portion of the interest in the subsidiary that it did not previously own. The net effect of this transaction increased shareholders’ deficit attributable to Parabel Inc. by $1.1 million.

As of June 30, 2012 and December 31, 2011, non-controlling interests collectively owned approximately 8.4% and 12.7%, respectively, of PA LLC, and have absorbed their respective portion of the loss of PA LLC. The amount of loss absorbed was $1.0 million and $1.0 million for the three months ended June 30, 2012 and 2011, respectively. The amount of loss absorbed was $1.7 million, $2.0 million and $18.5 million, for the six months ended June 30, 2012 and 2011, and the period from September 22, 2006 (inception) to June 30, 2012, respectively.

Options to Acquire PA LLC Interests

On May 21, 2012, the Company granted certain of its employees 415,000 options, in the aggregate, to purchase Interests at an exercise price of $1.00 per Interest.  The options vest over various terms, with 385,000 vested immediately upon grant, 10,000 vesting over a one-year period and 20,000 vesting based upon completion of a project. The fair value of the options when granted aggregated to $2.6 million and was calculated using the Black-Scholes pricing model with the following assumptions determined as of the date of grant: estimated fair value of the Interest of $6.48, expected term of 10 years, risk free interest rate of 1.46%, an estimated volatility of 96.5%, and a dividend yield of 0%.

During the three- and six-month periods ended June 30, 2012, approximately $2.4 million was charged to operations related to the outstanding options. Of the $2.4 million, $2.3 million was recognized as selling, general and administrative expense and $0.1 million was recognized as research and development expense, depending upon the recipient’s role in the Company.  The fair value related to unvested options totaled $0.2 million and will be charged to operations over the next 12 months.

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

On May 17, 2012, the Company granted 200,000 options to its newly appointed Chief Financial Officer to purchase common shares at an exercise price of $5.50 per share. The options vest over a period of four years from the grant date and expire 10 years from the grant date. The fair value of the options when granted aggregated to $0.2 million and was calculated using the Black-Scholes pricing model with the following assumptions determined as of the date of grant: estimated fair value of the common stock of $1.60, expected term of 6.25 years, risk free interest rate of 0.73%, an estimated volatility of 96.5%, and a dividend yield of 0%. The expected term of the options was based upon the simplified method allowed for “plain vanilla” options as described by SEC SAB No. 110. The fair value will be charged to operations over the remaining vesting period commencing on the grant date.

The weighted average period over which options not vested through June 30, 2012 are expected to vest is 36 months. During the three months ended June 30, 2012 and 2011, approximately $0.0 million and $0.0 million, respectively, was charged to operations related to all of the outstanding options. During the six months ended June 30, 2012 and 2011, and for the period from September 22, 2006 (inception) to June 30, 2012, approximately $0.0 million, $0.5 million, and $2.5 million, respectively, was charged to operations related to all of the outstanding options. The fair value related to unexercisable stock options as of June 30, 2012 totaled approximately $2.8 million and is expected to be expensed over the next four years.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Balance at December 31, 2008	-	$-	$-
Granted June 2009	1,072,500	$5.50	$2.70
Granted July 2009	45,000	$5.50	$2.83
Forfeited	(200,000)	$(5.50)	$(2.70)
Balance at December 31, 2009	917,500	$5.50	$2.37
Granted January 2010	322,000	$5.50	$3.80
Forfeited	(247,750)	$(5.50)	$(2.95)
Balance at December 31, 2010	991,750	$5.50	$2.68
Granted January 2011	623,000	$5.50	$3.27
Granted June 2011	351,000	$5.50	$3.96
Granted July 2011	265,000	$5.50	$3.96
Forfeited	(885,750)	$(5.50)	$(3.11)
Balance at December 31, 2011	1,345,000	$5.50	$3.49
Granted May 2012	200,000	$5.50	$0.98
Forfeited	(527,999)	$(5.50)	$(3.13)
Balance at June 30, 2012	1,017,001	$5.50	$2.80

The weighted average grant date fair value for vested options as of June 30, 2012 and 2011 was $3.53 and $2.93, respectively. The weighted average grant date fair value for unvested options as of June 30, 2012 and 2011 was $3.11 and $3.51, respectively.

The weighted average contractual life of stock options at June 30, 2012 and 2011 was as follows:

	2012	2011
Vested (yrs)	8.2	8.3
Unvested (yrs)	9.1	9.4
Total outstanding (yrs)	8.9	9.0

As of June 30, 2012, a total of 207,709 of the options granted were exercisable and the fair value of such options was $0.4 million. The Company estimates forfeiture rates at the time the options are granted and accounts for the difference between estimated forfeitures and actual forfeitures in the period in which they occur.

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

As of June 30, 2012, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0.00 and the aggregate intrinsic value of currently exercisable stock options was $0.00. The intrinsic value of each option share is the difference between the estimated fair value of the Company’s stock and the exercise price of such option.

No stock options have been exercised as of June 30, 2012.

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

In June 2011, the board of directors of the Company authorized the grant of one million SARs at a base grant price of $5.50 per share to its newly appointed Chief Executive Officer under the 2009 Plan. The SARs have a ten-year term and will vest in equal quarterly installments over a two-year period. In the event of a change of control (as defined in the 2009 Plan) or a qualified public offering (as defined in the executive’s employment agreement), the SARs will become 100% vested. The grant date fair value of the SARs aggregated to $3.8 million and was calculated using the Black-Scholes pricing model with the following assumptions determined as of the date of grant: estimated fair value of the common stock of $5.10, expected term of 5.75 years, risk free interest rate of 1.55%, an estimated volatility of 96.5%, and a dividend yield of 0%. The fair value will be charged to operations over the remaining vesting periods commencing on the grant date. For the three months ended June 30, 2012 and 2011, compensation expense related to these SARs of $0.5 million and $0.1 million, respectively, was charged to selling, general and administrative expense. For the six months ended June 30, 2012 and 2011, and the period from September 22, 2006 (inception) to June 30, 2012, compensation expense related to these SARs of $1.0 million, $0.1 million, and $2.0 million, respectively, was charged to selling, general and administrative expense.

Note 8 Related Party Transactions

As described in Note 6, the Company’s principal stockholder has funded notes payable in support of the Company’s operations. These notes payable provide for the accrual of interest through their June 30, 2017 maturity date and $14.1 million and $10.4 million, of such accrued interest is included in accrued expenses-related party as of June 30, 2012 and December 31, 2011, respectively. In addition, the Company’s principal stockholder has invoiced the Company for loan and corporate oversight expenses as well as out-of-pocket costs related to strategic and capital markets assistance. The total amount of such accrued expenses as of June 30, 2012 and December 31, 2011 was $1.1 million and $0.9 million, respectively, and is included in accrued expenses-related party on the accompanying consolidated balance sheet. The Company’s principal stockholder has indicated that it will not require repayment of these accrued amounts until significant new funding is obtained from an unaffiliated source.

Note 9 Subsequent Events

On August 2, 2012, PetroTech funded $0.5 million to PA LLC pursuant to the terms of a senior secured term note. The note provides for interest at an annual rate of 12%, which is accrued as a payment-in-kind amount, and is due on June 30, 2017.

In August 2012, the Company entered into a license agreement with FertiGreen S.A. (a subsidiary of Probac S.A.), which provides a framework for the incremental construction and operation of a full commercial-scale unit (approximately 4,800 hectares) in Ecuador. The first phase will entail the construction and operation of a 300-hectare facility for commercial-scale production.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information and Factors That May Affect Future Results

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written or oral statements that we make from time to time contain such forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” “goal,” “objective,” “aim” and other words and terms of similar meaning or by using future dates in connection with any discussion of future operating and financial performance, business plans and prospects, in-line products and product candidates, strategic review, capital allocation, and share-repurchase and dividend-rate plans. In particular, these include statements relating to future actions, business plans and customer prospects.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports and our other filings with the SEC.

Our 2011 Annual Report on Form 10-K listed various important factors that could cause actual results to differ materially from past and projected future results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” We incorporate that section of that Form 10-K in this filing and investors should refer to it.  You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Business

Parabel Inc. (the “Company”) provides renewable technology and solutions to address the global demand for new, economical sources of feed, food and fuel. The Company has developed proprietary technology, which it believes will enable customer licensees to grow, harvest and process locally-available aquatic plants (“micro-crops”) to create products for agriculture and energy markets in a profitable manner. To date, the Company has entered into four license agreements, each of which provide frameworks for commercial-scale build-out, with customer licensees in China, Malaysia, Chile and Ecuador.

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

In October 2011, the Company entered into a license agreement with Asesorias e Inversiones Quilicura S.A. (“AIQ”), a customer licensee in South America, with initial construction and operation of a pilot-scale bioreactor (of less than one hectare) completed. On March 31, 2012, the testing period during which the Company monitored and evaluated growth within the bioreactor was concluded and AIQ concurred with the Company’s report declaring the success of the preliminary phase. As a result of the successful preliminary phase, the Company and AIQ will proceed to Phase I, during which the first commercial-scale unit increment of 150 hectares, including growth, harvesting and processing modules, will be constructed. Because this is the first license agreement into which it has entered, the Company has agreed to construct the Phase I facility on a turnkey basis, which means that the Company will design, have constructed and equip the facility, in return for payments billed on a progress basis, not to exceed a prescribed limit. After completion of Phase I, the parties will proceed to Phase II, during which AIQ will continue to expand the facility in 150 hectare unit increments, including growth, harvesting and processing modules, until the facility forms a unit of approximately 5,000 hectares.

In April 2012, the Company entered into a master framework agreement with China Energy Conservation and Environment Protection Group (“CECEP”)—Chongquing Industry Co., Ltd., an absolute holding subsidiary of CECEP. The agreement became effective on May 1, 2012 upon approval by the boards of directors of both parties. The agreement provides for the construction and operation of a micro-crop scientific research program in Hainan Province, China and a framework, subject to the achievement of certain milestones, for the subsequent build-out of ten commercial-scale license units of approximately 5,000 hectares each, in a phased approach at locations to be determined around the world.

In May 2012, the Company entered into a license agreement with Lemna Asia, which provides for the construction and operation of a pilot-scale bioreactor (of less than one hectare) in the Perak region of Malaysia for testing purposes, and a framework for the subsequent, incremental construction and operation of a full commercial-scale unit (approximately 4,800 hectares), which may consist of modules in different locations in Malaysia.

In August 2012, the Company entered into a license agreement with FertiGreen S.A. (a subsidiary of Probac S.A.), which provides a framework for the incremental construction and operation of a full commercial-scale unit (approximately 4,800 hectares) in Ecuador. The first phase will entail the construction and operation of a 300-hectare facility for commercial-scale production.

 Results of Operations

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

Revenue. During the three and six months ended June 30, 2012, the Company recognized $0.2 million and $0.7 million, respectively, of previously deferred licensing revenue, as a result of the completion of the construction and  testing of pilot-scale bioreactors for two customer licensees in South America, as discussed in Note 5 in the accompanying consolidated financial statements.  No revenue was recognized during the three- or six- month periods ended June 30, 2011.

Total costs and expenses. Total costs and expenses increased by $2.2 million, or 29.0%, to $9.7 million in the three months ended June 30, 2012 as compared to the same period in 2011.  For the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, total costs and expenses increased by $0.6 million, or 3.6%, to $16.1 million. The increase in the comparative quarters and six-month periods was attributable to increases in selling, general and administrative expense and interest expense, partially offset by a decrease in research and development expenses, as described below.

Selling, general and administrative expenses. Selling, general and administrative expenses include senior management and overhead costs, business development expenditures, system infrastructure support costs, finance and accounting costs, and intellectual property management costs. Selling, general and administrative expenses increased $2.1 million, or 65.2%, to $5.2 million in the three months ended June 30, 2012 as compared to the same period in 2011.  The increase was primarily attributable to a $2.7 million increase in equity compensation expense that was attributable to the options to acquire PA LLC interests issued during 2012 as well as the stock appreciation rights and stock options issued during June of 2011, net of adjustments for actual forfeitures that arose from employee terminations.   The increase was partially offset by a decline in external consulting costs of $0.3 million due to cost containment efforts undertaken by the Company and a $0.4 million gain associated with the settlement of a deferred compensation liability.

For the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, selling, general and administrative expenses increased by $1.9 million, or 31.6%, to $7.7 million.  Equity compensation expenses increased by $2.9 million for the same reasons mentioned above.  This increase was partially offset by a decrease of $0.9 million in payroll-related expenses as the result of a 21.1% reduction in headcount due to selective personnel reductions as well as turnover in certain positions that management chose not to replace based upon the current business needs of the Company. A $0.4 million gain associated with the settlement of a deferred compensation liability further offset the increase attributable to equity compensation expense.

Research and development expenses. Research and development costs include the research and experimentation of the various system components and the design and construction of the commercial-scale pilot system for customer demonstration. These expenses decreased by $0.4 million, or 15.2%, to $2.2 million in the three months ended June 30, 2012 as compared to the same period in 2011.  A 12.5% reduction in research and development headcount accounted for $0.3 million of the decrease since the Company chose to consolidate lab facilities and other functions.

During the six months ended June 30, 2012 as compared to the same period in 2011, research and development expenses declined by $2.5 million, or 39.5%, to $3.8 million.  Equity compensation expense decreased $1.1 million during the six months ended June 30, 2012 as compared to the same period in 2011, which was primarily related to $0.8 million recognized during the first quarter of 2011 due to the accelerated vesting of restricted ownership units previously issued to an employee of the Company.  In addition, adjustments for actual termination-related forfeitures of employees whose roles were classified as research and development further decreased equity compensation expense during the six months ended June 30, 2012 as compared to the same period in 2011. The headcount reduction of 12.5% mentioned above accounted for a $1.3 million decrease in payroll-related expenses during the first six months of 2012 as compared to 2011.

Interest expense – related party. Interest expense on notes payable – related party increased by $0.6 million or 37.1%, to $2.1 million in the three months ended June 30, 2012 as compared to the same period in 2011.  For the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, interest expense – related party increased by $1.3 million, or 45.9%, to $4.2 million.  The increases were due to additional funding of the Company’s operations through notes payable from related parties over the last year.  The balance of the notes totaled $82.4 million at June 30, 2012 and $65.2 million at June 30, 2011.

Depreciation expense. Depreciation expense decreased by $110,000, or 47.2%, to $124,000 in the three months ended June 30, 2012 from $234,000 in the same period in 2011.  For the six months ended June 30, 2012 as compared to the same period in 2011, depreciation expense decreased by $217,000, or 45.3%, to $263,000.  The decrease during each of the 2012 periods as compared to the same periods in 2011 was due to assets which were fully depreciated or impaired over the last year, offset partially by the depreciation of new capital assets.

Non-controlling interest. As of June 30, 2012 and 2011, non-controlling interests collectively owned approximately 8.4% and 12.7% of PA LLC, respectively, and have been attributed their respective portion of the loss of PA LLC. The amount of loss assigned to non-controlling interests was $1.0 million and $1.0 million for the three months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 and 2011, non-controlling interests were assigned $1.7 million and $2.0 million of the net loss, respectively.

Liquidity and Capital Resources

Overview

To date, the Company has financed its operations primarily through loans from, and debt securities issued to, its principal stockholder. To a lesser extent, the Company has also raised funds by issuing equity securities to unrelated third parties. Since its inception through June 30, 2012, the Company has raised in the aggregate $112.3 million in debt and equity investments, with $102.4 million of this total raised from its principal stockholder and $9.9 million raised from unrelated third parties.

Sources and Uses of Cash

At June 30, 2012, the Company had unrestricted cash and cash equivalents of $3.3 million, compared to $8.8 million at December 31, 2011.

Net cash used in operating activities was $8.1 million and $9.6 million, during the six months ended June 30, 2012 and 2011, respectively. The decrease in cash usage from 2011 to 2012 was primarily attributed to cost savings resulting from the Company’s year-over-year headcount and associated compensation reductions described above in “Results of Operations”.

Net cash used in investing activities, which consisted primarily of the purchase of capital assets, was $0.1 million and $0.4 million, for the six months ended June 30, 2012 and 2011, respectively. The decline in expenditures from period to period reflects the purchase of less equipment during 2012 than in 2011 because the Company’s ongoing improvements to its processing methods have recently been focused on rental of potential replacement equipment, some of which was purchased in the prior period.

Net cash provided by financing activities was $2.6 million and $12.9 million during the six months ended June 30, 2012 and 2011, respectively, and primarily consisted of advances from the Company’s principal stockholder.

Senior Secured Credit Financings

Affiliates of the Company have provided borrowings under a senior secured structure, as described in more detail below:

As of June 30, 2012
Note Payable to Valens U.S. SPV I, LLC	$417,512
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2017

Notes Payable to PetroTech	51,647,089
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2017

Convertible Note Payable to PetroTech	10,000,000
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2017 unless converted to common shares as described below

Up to $25,000,000 Note Payable to PetroTech	20,385,148
- Interest payable monthly and is drawn into note on a monthly basis at Prime + 2% (5.25% at June 30, 2012 and December 31, 2011)
- Note is due on June 30, 2017
- Permits additional draws to fund interest. Maximum balance of this note is limited to $25,000,000

Total Notes Payable - Related Party	$82,449,749

On June 25, 2012, PetroTech and Valens U.S. SPV I, LLC agreed to extend the maturity of the notes payable – related party from June 30, 2012 to June 30, 2017. The agreements provide that in the event the Company or PA LLC hold, individually or together, cash or cash equivalents in excess of $50,000,000 in the aggregate, then any such amounts held in excess of $50,000,000 shall be applied to pre-pay the outstanding notes to the extent of such excess.

The notes payable – related party are secured by all of the Company’s assets. The convertible note payable allows the holder (at the holder’s option) to convert all or any portion of the issued and outstanding principal amount and/or accrued interest and fees then due into shares of the Company’s common stock at a fixed conversion price of $5.43 per share.

Each note payable and the related master security agreement and equity pledge and corporate guaranty agreement contain provisions that specify events of default which could lead to acceleration of the maturity of the debt. These provisions prohibit the encumbrance or sale of the Company’s assets and require maintenance and insurance of the Company’s assets. The loan agreements do not contain any required financial ratios or similar debt covenants. Generally, an event of default would arise if the Company became insolvent, filed for bankruptcy, allowed a change in control or had unresolved judgments against its assets. As of June 30, 2012, none of these events had occurred.

During the three months ended June 30, 2012 and 2011, interest charged to operations on these notes was $2.1 million and $1.6 million, respectively.  During the six months ended June 30, 2012 and 2011, and the period from September 22, 2006 (inception) to June 30, 2012, interest charged to operations on these notes was $4.2 million, $2.9 million, and $20.3 million, respectively.

The principal amount of debt obligations as of June 30, 2012 was $82.4 million, of which $20.4 million was outstanding at a floating rate of 2% over the prime interest rate and $62.0 million was outstanding at a fixed rate of 12%. Floating rate borrowings will lead to additional interest expense if interest rates increase.

The following table discloses aggregate information about the Company’s contractual obligations and period in which payments are due as of June 30, 2012:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt: principal	$82,449,749	$-	$-	$82,449,749	$-
Debt: accrued interest to date (1)	14,071,102	-	-	14,071,102	-
Debt: estimated future interest (2)	46,012,919	8,544,104	19,672,856	17,795,959	-
Operating lease commitments	594,445	395,720	198,725	-	-
Total contractual obligations	$143,128,215	$8,939,824	$19,871,581	$114,316,810	$-

(1)
Represents the amount of interest that has been accrued through the balance sheet date on approximately $62.0 million of outstanding debt at a fixed annual rate of 12%. This amount is due at the June 30, 2017 maturity date of the related debt.

(2)
Estimated future interest represents the amount of interest expected to accrue until the maturity date of the related debt, which in all cases is June 30, 2017. The estimated amount is calculated from the current balance sheet date through maturity based upon the principal balance of each note and the applicable interest rate, which is compounded monthly at prime + 2% (assumed to be 5.25%) on approximately $20.4 million of debt and calculated on a non-compounded basis at 12% on the remaining principal amount.

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

While the Company has a limited but growing list of prospective customer licensees, the Company’s costs are mostly variable and the Company does not have significant commitments other than its debt and lease obligations. The Company estimates that its net loss from operations and net cash used in operations will be similar to its recently reported results over the next 12 months. The Company has never been profitable and has incurred significant losses and cash flow deficits. For the six months ended June 30, 2012 and 2011, and the period from September 22, 2006 (inception) to June 30, 2012, the Company reported net losses of $15.4 million, $15.5 million, and $155.1 million, respectively, and negative cash flows from operating activities of $8.1 million, $9.6 million, and $93.2 million, respectively. As of June 30, 2012, the Company had an aggregate accumulated deficit of $136.6 million. The Company anticipates that it will continue to report losses and negative cash flows during the remainder of 2012. As a result of these net losses, cash flow deficits, and other factors, there is a substantial doubt about the Company’s ability to continue as a going concern.

The Company does not have a firm commitment from its principal stockholder or any third party for additional debt or equity funding. Therefore, the Company is carefully managing its cash resources, which totaled $3.3 million at June 30, 2012.

In the short-run, the Company believes that its principal stockholder will continue to fund the Company’s operations; however, there is currently no agreement with the Company’s principal stockholder to this effect. The Company is exploring alternative private sources of financing, but it is uncertain whether the Company will receive additional funding from the Company’s principal stockholder or if the Company will be able to secure alternative private sources of financing.

The Company’s accompanying consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty. As of June 30, 2012, these adjustments would likely include the substantial impairment of the carrying amount of the Company’s non-cash assets of $1.6 million and potential contingent liabilities that may arise if the Company is unable to fulfill various operational commitments. In addition, the value of the Company’s securities, including common stock and warrants, would likely be significantly impaired. The Company’s ability to continue as a going concern is dependent upon it generating sufficient cash flow from operations and obtaining additional capital and financing.

Off-Balance Sheet Arrangements

As of June 30, 2012, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

Item 1A.  RISK FACTORS

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

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

101**
The following materials from Parabel Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, are formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three months ended June 30, 2012 and June 30, 2011, the six months ended June 30, 2012 and June 30, 2011 and the 69 months ended June 30, 2012; (iv) Consolidated Statement of Changes in Stockholders’ Deficit as of June 30, 2012, and the years ended December 31, 2011, 2010, 2009, 2008, 2007 and 2006; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30,  2011 and the 69 months ended June 30, 2012; and (vi) Notes to the Consolidated Financial Statements.

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

PARABEL INC.

Date: August 14, 2012	By:	/s/ SYED NAQVI
	Name:	Syed Naqvi
	Title:	Chief Financial Officer