Form 10-Q
period 2012-09-30
Parabel Inc.
filed 2012-11-14
CIK 927472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐ NO ☒

There were 106,920,730 shares of common stock with a par value of $0.001 per share outstanding at November 12, 2012.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Parabel Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,152,399	$8,842,269
Restricted cash	75,070	75,286
Prepaid expenses	134,669	116,672
Other current assets	259,692	777,594
Total current assets	1,621,830	9,811,821

Property and equipment	3,175,667	3,066,217
Accumulated depreciation	(2,339,692)	(1,974,566)
Net property and equipment	835,975	1,091,651
Deposits	256,378	256,015
Other non-current assets	220,000	-
Total assets	$2,934,183	$11,159,487

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,477,673	$948,375
Accrued expenses	480,798	1,195,374
Current portion of accrued interest and expenses - related party	-	11,294,885
Deferred revenue	-	612,500
Current portion of notes payable - related party	-	78,914,092
Total current liabilities	1,958,471	92,965,226

Deferred rent	33,333	32,280
Accrued interest and expenses - related party	17,089,790	-
Notes payable - related party	84,224,475	-
Total liabilities	103,306,069	92,997,506

Commitments and Contingencies (Note 7)

Stockholders' deficit:
Preferred stock - $.001 par value, 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2012 and December 31, 2011	-	-
Common stock - $.001 par value, 300,000,000 shares authorized; 106,920,730 shares issued and outstanding at September 30, 2012 and December 31, 2011	106,921	106,921
Paid in capital	38,810,982	39,801,148
Deficit accumulated during the development stage	(142,692,254)	(122,887,794)
Parabel Inc. stockholders' deficit	(103,774,351)	(82,979,725)
Non-controlling interest	3,402,465	1,141,706
Total stockholders' deficit	(100,371,886)	(81,838,019)

Total liabilities and stockholders' deficit	$2,934,183	$11,159,487

See the accompanying notes to the consolidated financial statements.

Parabel Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period From September 22, 2006 (Inception) Through September 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$650,000	$-	$650,000

Costs and expenses:
Cost of sales	-	-	81,393	-	81,393
Selling, general and administrative	2,199,996	2,206,280	9,920,462	8,074,208	71,411,043
Research and development	2,337,218	2,183,312	6,136,976	8,462,806	64,804,450
Interest expense - related party	2,197,075	1,767,864	6,397,116	4,646,195	22,513,210
Depreciation	107,701	188,912	370,330	669,124	3,809,716
Total costs and expenses	6,841,990	6,346,368	22,906,277	21,852,333	162,619,812

Net loss before non-controlling interest	(6,841,990)	(6,346,368)	(22,256,277)	(21,852,333)	(161,969,812)
Net loss attributable to non-controlling interest	737,412	805,989	2,451,817	2,797,625	19,277,558

Net loss attributable to Parabel Inc.	$(6,104,578)	$(5,540,379)	$(19,804,460)	$(19,054,708)	$(142,692,254)

Basic and diluted common shares outstanding	106,920,730	106,920,730	106,920,730	106,920,730
Basic and diluted loss per share	$(0.06)	$(0.05)	$(0.19)	$(0.18)

See the accompanying notes to the consolidated financial statements.

Parabel Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Deficit
Period From Inception (September 22, 2006) to September 30, 2012
(Unaudited)
	Common Stock Shares	Amount	Paid in Capital	Non-Controlling Interest	Deficit Accumulated During the Development Stage	Total
Shares issued at inception for cash	100,000,000	$100,000	$388,532	$-	$-	$488,532
Net loss	-	-	-	-	(1,410,724)	(1,410,724)

Balance - December 31, 2006	100,000,000	$100,000	$388,532	$-	$(1,410,724)	$(922,192)

Amortization of PA LLC interests to employees	-	-	276,986	-	-	276,986
Net loss	-	-	-	-	(8,346,378)	(8,346,378)

Balance - December 31, 2007	100,000,000	$100,000	$665,518	$-	$(9,757,102)	$(8,991,584)

Amortization of PA LLC interests to employees	-	-	2,240,041	200,000	-	2,440,041
Shares issued for cash	3,174,603	3,175	9,996,825	-	-	10,000,000
Shares issued for unearned services	1,000,000	1,000	(1,000)	-	-	-
Amortization of unearned services	-	-	43,750	-	-	43,750
Issuance of option as additional consideration for debt	-	-	1,453,000	-	-	1,453,000
Reverse merger	99,586	99	-	-	-	99
Net loss	-	-	-	(162,400)	(19,987,850)	(20,150,250)

Balance - December 31, 2008	104,274,189	$104,274	$14,398,134	$37,600	$(29,744,952)	$(15,204,944)

Shares issued for services	160,524	160	537,652	-	-	537,812
Shares issued for cash	500,000	500	3,999,500	-	-	4,000,000
Shares issued with purchase price guaranty	937,500	938	(938)	-	-	-
Shares and warrants issued for other current assets	357,143	357	3,017,787	-	-	3,018,144
Amortization of PA LLC interests to employees	-	-	-	1,987,552	-	1,987,552
Amortization of options issued to employees	-	-	588,653	-	-	588,653
Amortization of unearned services	-	-	1,575,000	-	-	1,575,000
Net loss	-	-	-	(6,554,358)	(30,267,878)	(36,822,236)

Balance - December 31, 2009	106,229,356	$106,229	$24,115,788	$(4,529,206)	$(60,012,830)	$(40,320,019)

Return of common stock for other current asset	(106,126)	(106)	(341,620)	-	-	(341,726)
Shares issued for cash	810,000	810	6,479,190	-	-	6,480,000
Shares issued with put option or purchase price guaranty, net of purchase price guaranty expirations	-	-	7,400,000	-	-	7,400,000
Amortization of PA LLC interests to employees	-	-	(794)	12,903,744	-	12,902,950
Amortization of options issued to employees	-	-	922,549	-	-	922,549
Amortization of unearned services	-	-	1,531,250	-	-	1,531,250
PA LLC units returned for surrendered technology license	-	-	(2,283,115)	1,683,115	-	(600,000)
Net loss	-	-	-	(6,469,356)	(38,010,029)	(44,479,385)

Balance - December 31, 2010	106,933,230	$106,933	$37,823,248	$3,588,297	$(98,022,859)	$(56,504,381)

Put option exercised by former executive	(12,500)	(12)	12	-	-	-
Amortization of PA LLC interests to employees	-	-	(845)	1,193,036	-	1,192,191
Amortization of options issued to employees	-	-	936,769	-	-	936,769
Amortization of stock appreciation rights issued to executive	-	-	1,041,964	-	-	1,041,964
Net loss	-	-	-	(3,639,627)	(24,864,935)	(28,504,562)

Balance - December 31, 2011	106,920,730	$106,921	$39,801,148	$1,141,706	$(122,887,794)	$(81,838,019)

Amortization of PA LLC interests to employees	-	-	(278)	14,825	-	14,547
Amortization of options to acquire PA LLC interests	-	-	-	2,498,260	-	2,498,260
Amortization of options issued to employees	-	-	137,826	-	-	137,826
Amortization of stock appreciation rights issued to executive	-	-	1,442,718	-	-	1,442,718
PA LLC units returned for cash settlement	-	-	(1,117,432)	744,462	-	(372,970)
Exercise of option to acquire PA LLC interests	-	-	(1,453,000)	1,455,029	-	2,029
Net loss	-	-	-	(2,451,817)	(19,804,460)	(22,256,277)

Balance - September 30, 2012	106,920,730	$106,921	$38,810,982	$3,402,465	$(142,692,254)	$(100,371,886)

See the accompanying notes to the consolidated financial statements.

Parabel Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		For the Period From September 22, 2006 (Inception) Through September 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(22,256,277)	$(21,852,333)	$(161,969,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount	-	-	1,453,000
Amortization of Company options	137,826	698,801	2,585,797
Amortization of stock appreciation rights	1,442,718	561,057	2,484,682
Amoritization of unearned services	-	-	3,150,000
Amortization of PA LLC interests to employees	14,547	1,104,235	18,814,267
Amortization of options to acquire PA LLC interests	2,498,260	-	2,498,260
Expenses paid and interest added to notes payable - related party	810,383	764,881	12,186,224
Expenses paid by issuance of common stock	-	-	1,214,230
Gain on settlement of accrued liability	(433,295)	-	(433,295)
Depreciation	370,330	669,124	3,809,716
Impairment loss	31,801	409,674	620,574
Loss (Gain) on disposition of equipment	3,945	(7,834)	321,318
Write-off of other non-current assets	780,873	830,375	2,067,637
Decrease (increase) in restricted cash	216	325,000	(75,070)
(Increase) in prepaid expenses	(17,997)	(13,309)	(154,283)
(Increase) in other current assets	(262,971)	(67,682)	(677,247)
(Increase) in deposits	(363)	(42,800)	(236,764)
(Increase) in other non-current assets	(220,000)	-	(329,720)
Increase (decrease) in accounts payable	529,298	(592,210)	169,743
Increase in accrued expenses	5,513,624	3,665,947	15,690,101
(Decrease) increase in deferred revenue	(612,500)	91,749	-
Increase in deferred rent	1,053	31,780	33,333
Net cash used in operating activities	$(11,668,529)	$(13,423,545)	$(96,777,309)

Cash flows from investing activities:
Proceeds from sale of asset	-	16,520	86,320
Acquisition of property and equipment	(150,400)	(543,478)	(5,673,903)
Net cash used in investing activities	$(150,400)	$(526,958)	$(5,587,583)

Cash flows from financing activities:
Member contributions	-	-	488,532
Reverse merger	-	-	99
Exercise of put option	-	(100,000)	(100,000)
Exercise of option to acquire PA LLC interests	2,029	-	2,029
Common stock and warrants issued for cash	-	-	27,980,000
Borrowings under note payable - related party	4,500,000	19,625,000	74,119,601
PA LLC units returned for cash and surrendered technology license	-	-	(600,000)
PA LLC units returned for cash settlement	(372,970)	-	(372,970)
Issuance of common stock and warrants for cash	-	-	2,000,000
Net cash provided by financing activities	$4,129,059	$19,525,000	$103,517,291

Net (decrease) increase in cash	(7,689,870)	5,574,497	1,152,399
Cash and cash equivalents - beginning of period	8,842,269	1,140,882	-

Cash and cash equivalents - end of period	$1,152,399	$6,715,379	$1,152,399

Non-cash investing and financing activities:
Stock and warrants issued for other liabilities, net	$-	$(100,000)	$-
Common stock issued for unearned services	$-	$-	$3,150,000
Issuance of shares for other current asset	$-	$-	$1,200,000
Return of common stock for other current asset	$-	$-	$(342,000)
Liability repaid with restricted cash	$-	$2,000,000	$-

See the accompanying notes to the consolidated financial statements.

Parabel Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

Note 1 Organization

Parabel Inc. (the “Company”) began its operations through its controlled subsidiary, PA LLC, on December 19, 2008. PA LLC was formed by XL TechGroup, LLC (“XL Tech”, a related party and the sponsor and parent of PA LLC until December 19, 2008) on September 22, 2006 as a Delaware limited liability company to develop technologies to commercially grow, harvest and process locally-available aquatic plants (“micro-crops”). PA LLC is a technology development and licensing company that provides renewable technology and solutions to address the global demand for new sources of feed, food and fuel. The Company has developed proprietary technology, which it believes will enable customer licensees to grow, harvest and process micro-crops to produce Lemna Protein Concentrate (“LPC”), Lemna Meal (“LM”) and Biocrude. In the near-term, the Company is positioning LPC and LM in animal feed markets, as fish meal and alfalfa meal alternatives, respectively. With further technology and product development, the Company expects LPC to be applied in human food markets and, with the development of third-party conversion technologies, the Company expects Biocrude to be used as a feedstock for renewable fuels.

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

Restricted Cash

As of September 30, 2012 and December 31, 2011, restricted cash consisted of $0.1 million that was held in escrow per a credit card arrangement with the Company’s financial institution.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012. The respective carrying values of certain financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Carrying values are assumed to approximate fair values for these financial instruments because they are short-term in nature and their carrying amounts approximate the amounts expected to be received or paid.
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

During the third quarter of 2012, the Company’s board of directors approved a plan to wind-down the research and development activities that were being performed at its Fellsmere, FL facility so that the Company could instead focus on commercialization and deployment efforts at customer sites in other parts of the world.  It is anticipated that the Fellsmere, FL facility will have no active operations by the end of November, 2012.  The Company plans to retain the site and would anticipate re-activating it if there was a future reason to do so. In connection with this decision, management reviewed long-lived assets for recoverability and recorded an impairment charge of approximately $32,000 during the three months ended September 30, 2012.  The impairment charge reduced property and equipment and increased research and development expense.

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

The effect of 2,592,143 and 2,592,143 weighted average warrants and 868,198 and 1,030,053 weighted average options were not included for the three and nine months ended September 30, 2012, respectively, as they would have had an antidilutive effect. The effect of 2,592,143 and 2,592,143 weighted average warrants and 1,743,880 and 1,597,878 weighted average options were not included for the three and nine months ended September 30, 2011, respectively, as they would have had an antidilutive effect.

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

Note 2 Going Concern

As of September 30, 2012, the Company was in the development stage as it continues to develop its products and intends to transition from the development stage to operational status depending upon the timing and its success in achieving its business development milestones. The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has never been profitable and has incurred significant losses and cash flow deficits. For the nine months ended September 30, 2012 and 2011, and the period from September 22, 2006 (inception) to September 30, 2012, the Company reported net losses of $22.3 million, $21.9 million, and $162.0 million, respectively, and negative cash flows from operating activities of $11.7 million, $13.4 million, and $96.8 million, respectively. As of September 30, 2012, the Company had an aggregate accumulated deficit of $142.7 million. The Company anticipates that it will continue to report losses and negative cash flows during the remainder of 2012. As a result of these net losses, cash flow deficits, and other factors, there is a substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ability to continue as a going concern is dependent upon generating sufficient cash flows from operations and obtaining additional capital and financing. The Company has been wholly dependent on funding from its principal stockholder. The Company does not currently expect to receive a significant amount of additional funding from its principal stockholder.  The Company had unrestricted cash and cash equivalents of $1.2 million as of September 30, 2012.  If the Company is unable to raise additional funding or generate sufficient cash flows from operations, the Company will be unable to continue in business beyond 2012.

Note 3 Other Current Assets

Other current assets consist of the following components:

	September 30, 2012	December 31, 2011
Materials and supplies inventory	$259,692	$164,020
Capitalized offering costs	-	613,574
Total Other Current Assets	$259,692	$777,594

Materials and supplies inventory consists of various components purchased by the Company to be used in the construction of pilot-scale bioreactors for prospective customer licensees. Materials and supplies inventory will be reclassified to cost of sales as bioreactor construction and related testing is completed.

Capitalized offering costs consists of legal and accounting costs associated with the Company’s filing during December 2011 of an amendment to its registration statement on Form S-1 with the SEC. These costs were capitalized with the intent of reclassifying them as a reduction of the resulting proceeds when the securities offering was successfully completed. As of June 30, 2012, over 90 days had passed without substantive progress on the planned offering. As a result, based upon the application of SEC Staff Accounting Bulletin 99-1, topic 5A, the remaining offering costs of $0.8 million were expensed during the period and classified as selling, general and administrative costs during the second quarter of 2012.  On September 28, 2012, the Company filed a request with the SEC to withdrawal its registration statement on Form S-1 due to unfavorable market conditions.

Note 4 Other Non-Current Assets

Other non-current assets consists of legal and filing fees paid during the third quarter of 2012, which were directly associated with patent applications to be submitted in several different countries.  Once the applications are filed, the fees will be amortized in accordance with Accounting Standards Codification (“ASC”) 350 - Intangibles - Goodwill and Other.

Note 5 Accrued Expenses

Accrued expenses are comprised of the following components:

	September 30, 2012	December 31, 2011
Accrued payroll and bonus	$160,026	$761,557
Accrued vacation compensation	192,084	231,094
Accrued legal, accounting and engineering fees	115,986	129,382
Other accruals	12,702	73,341
Total Accrued Expenses	$480,798	$1,195,374

As discussed in further detail in Note 8, the Company entered into an agreement on June 8, 2012 with certain of its former employees and senior officers that provided for the release of claims for deferred compensation related to their employment with PA LLC.  As a result of this settlement, $0.5 million was reversed from accrued payroll costs during the second quarter of 2012.

Note 6 Deferred Revenue

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

No deferred revenue was recognized during the three months ended September 30, 2012.

Note 7 Notes Payable - Related Party

During the nine months ended September 30, 2012, PetroTech Holdings Corp. (“PetroTech”), a holding company controlled by the Company’s principal stockholder, funded a total of $4.5 million to PA LLC pursuant to the terms of separate senior secured term notes, all of which are included in the $53.1 million notes payable in the following table. Notes payable - related party consist of the following as of:

	September 30, 2012	December 31, 2011
Note Payable to Valens U.S. SPV I, LLC	$417,512	$417,512
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2017

Notes Payable to PetroTech	53,147,089	48,647,089
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2017

Convertible Note Payable to PetroTech	10,000,000	10,000,000
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2017 unless converted to common shares as described below

Up to $25,000,000 Note Payable to PetroTech	20,659,874	19,849,491
- Interest payable monthly and is drawn into note on a monthly basis at Prime + 2% (5.25% at September 30, 2012 and December 31, 2011)
- Note is due on June 30, 2017
- Permits additional draws to fund interest. Maximum balance of this note is limited to $25,000,000

Total	$84,224,475	$78,914,092

On June 25, 2012, PetroTech and Valens U.S. SPV I, LLC agreed to extend the maturity of the notes payable – related party from June 30, 2012 to June 30, 2017. The agreements provide that in the event the Company or PA LLC hold, individually or together, cash or cash equivalents in excess of $50,000,000 in the aggregate, then any such amounts held in excess of $50,000,000 shall be applied to pre-pay the outstanding notes to the extent of such excess. As a result of the maturity date extension, the notes payable – related party has been classified as noncurrent liabilities on the accompanying consolidated balance sheet as of September 30, 2012.

The notes payable - related party are secured by all of the Company’s assets. The convertible note payable to PetroTech allows the holder (at the holder’s option) to convert all or any portion of the issued and outstanding principal amount and/or accrued interest then due ($14.1 million as of September 30, 2012) into shares of the Company’s common stock at a fixed conversion price of $5.43 per share.

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

As of September 30, 2012 and December 31, 2011, interest in the amount of $16.0 million and $10.4 million, respectively, was accrued related to the notes payable - related party and is recorded in accrued interest and expenses - related party on the accompanying consolidated balance sheets. During the nine months ended September 30, 2012 and 2011, additional accrued interest of $0.8 million and $0.8 million, respectively, was added to the principal balance of the floating-rate note and is recorded in notes payable - related party on the accompanying consolidated balance sheets.

During the three months ended September 30, 2012 and 2011, interest charged to operations on these notes was $2.2 million and $1.8 million, respectively. During the nine months ended September 30, 2012 and 2011, and the period from September 22, 2006 (inception) to September 30, 2012, interest charged to operations on these notes was $6.4 million, $4.6 million, and $22.5 million, respectively. No interest was capitalized during any of these periods.

Note 8 Stockholders’ Deficit

The Company’s equity consists of 300,000,000 shares of $.001 par value common stock, of which 106,920,730 and 106,920,730 shares had been issued and were outstanding as of September 30, 2012 and December 31, 2011, respectively. In addition, the Company may issue up to 25,000,000 shares of preferred stock. No preferred stock is outstanding.

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

The fair value of the warrants was estimated using the Black-Scholes valuation model, based on the estimated fair value of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, an expected life equal to the remaining term of the instruments and an estimated volatility of 75.2%. Because the Level 3 indications of value were able to take into account important information pertaining to the amount, timing and risk of Company cash flows, they were given the most weight in the Company’s estimate of share value.

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

Class A Units

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

Class B Units

PA LLC has an equity compensation plan which allows it to grant employees and consultants awards of profits interests in restricted Class B ownership units (the “Interests”). The Company granted 2,816,471 and 674,500 Interests during 2008 and 2007, respectively, to a number of its employees as of the date that they began employment with the Company.

During the third quarter of 2012, the Company gave each Class B unit holder the option to elect to convert their Class B units into Class C units, which would enable them (at the discretion of the board of directors) to convert their Class C units into shares of Parabel Inc. common stock at a conversion ratio of 4.2 shares per Class C unit.  The Company accounted for this transaction as a modification of an award, and the Company accordingly computed the fair value of the new awards as compared to the fair value of the original awards immediately before their terms were modified.  There was no additional compensation cost recorded for the 712,170 units that were converted from Class B to Class C as the fair value of the Class B units was substantially equal to the fair value of the Class C units as of the conversion date.

As of September 30, 2012 and December 31, 2011, the granted Interests, net of Interests forfeited, repurchased by the Company, or converted to Class C units, totaled 763,251 and 2,753,171, respectively, or 3.4% and 12.7%, respectively, of total outstanding units. These Interests give the recipient the right to participate in the income of PA LLC and any distribution that may arise from a liquidity event to the extent that such realized amounts exceed the ownership unit fair value at the date of grant.

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

For the three months ended September 30, 2012 and 2011, compensation expense related to these Interests was $0.0 million and $0.1 million, respectively. For the nine months ended September 30, 2012 and 2011, and the period from September 22, 2006 (inception) to September 30, 2012, compensation expense related to these Interests was $0.0 million, $1.1 million, and $18.8 million, respectively. The related compensation expense is recognized as selling, general and administrative expense or research and development expense depending upon the recipient’s role in the Company. Amounts recognized as selling, general and administrative expense were $0.0 million and $0.0 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, and the period from September 22, 2006 (inception) to September 30, 2012, compensation expense recognized as selling, general and administrative expense related to these Interests was $0.0 million, $0.0 million, and $12.3 million, respectively. Amounts recognized as research and development expense were $0.0 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, and the period from September 22, 2006 (inception) to September 30, 2012, compensation expense recognized as research and development expense related to these Interests was $0.0 million, $1.1 million, and $6.5 million, respectively.

Unrecognized compensation cost related to 182 Interests which remain restricted totaled approximately $0.0 million as of September 30, 2012. An aggregate of 28,000, 83,000, and 766,000 of these Interests were forfeited during the nine months ended September 30, 2012 and 2011, and the period from September 22, 2006 (inception) to September 30, 2012, respectively.

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

On June 8, 2012, the Company entered into an agreement with certain of its former employees and senior officers that provided for the recovery of 980,000 Class B units of PA LLC and the release of claims for deferred compensation related to their employment with PA LLC, in exchange for a payment of $0.4 million. The Company remitted the payment on June 13, 2012 and the units of PA LLC were received and cancelled on June 13, 2012. During the third quarter of 2012, the Company cancelled an additional 270,000 Class B units of PA LLC that were originally granted to a former senior officer of the Company.

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

Class C Units

As disclosed in Note 8 to the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 30, 2012, the Company issued an option in 2008 to XL Tech to acquire 2,029,337 ownership units in PA LLC at a price of less than one cent each, in connection with continued borrowings under a Company debt facility outstanding with XL Tech. The debt facility and the option were subsequently acquired by PetroTech.  The issuance of this option was accounted for as an original issue discount on the related debt in the initial amount of approximately $1.5 million and was amortized over the original term of the debt.  During the third quarter of 2012, PetroTech exercised their option to acquire 2,029,337 ownership units in PA LLC and simultaneously elected to convert them to Class C units.

As of September 30, 2012, a total of 2,741,507 Class C units were outstanding.  This represents 12.2% of total outstanding units. These units are convertible into 11,514,329 shares of common stock at the discretion of the Company’s board of directors.

Non-controlling Interest

As of September 30, 2012 and December 31, 2011, non-controlling interests collectively owned approximately 15.6% and 12.7%, respectively, of PA LLC, and have absorbed their respective portion of the loss of PA LLC. The amount of loss absorbed was $0.7 million and $0.8 million for the three months ended September 30, 2012 and 2011, respectively. The amount of loss absorbed was $2.5 million, $2.8 million and $19.3 million, for the nine months ended September 30, 2012 and 2011, and the period from September 22, 2006 (inception) to September 30, 2012, respectively.

Options to Acquire PA LLC Units

From May 21, 2012 to September 24, 2012, the Company granted certain of its employees 440,000 options, in the aggregate, to purchase Interests at an exercise price of $1.00 per Interest. The options vest over various terms, with 390,000 vested immediately upon grant, 30,000 vesting over a one-year period and 20,000 vesting based upon completion of a project. The fair value of the options when granted aggregated to $2.7 million and was calculated using the Black-Scholes pricing model with the following assumptions determined as of the date of grant: estimated fair value of the Interest of $6.48, expected term of 10 years, risk free interest rates ranging from 1.46% to 1.74%, an estimated volatility of 96.5%, and a dividend yield of 0%.

During the three- and nine-month periods ended September 30, 2012, approximately $0.1 million and $2.5 million, respectively, were charged to operations related to the outstanding options. Of the $2.5 million, $2.3 million was recognized as selling, general and administrative expense and $0.2 million was recognized as research and development expense, depending upon the recipient’s role in the Company. The fair value related to unvested options totaled $0.2 million and will be charged to operations over the remaining term of the options.

All of the above options were converted to options to acquire Class C units during the third quarter of 2012 pursuant to an election made by the individual option holders.  The conversion was treated as a modification that did not result in any additional compensation expense as the fair value of the options to acquire Class B units was substantially equal to the fair value of the options to acquire Class C units as of the conversion date.

As of September 30, 2012, the options granted, net of forfeitures, totaled 420,000.  Upon exercise, these options would be convertible into 1,764,000 shares of common stock at the discretion of the Company’s board of directors.

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

On August 27, 2012, the Company granted 100,000 options to a member of senior management to purchase common shares at an exercise price of $5.50 per share. The options vest over a period of four years from the grant date and expire 10 years from the grant date. The fair value of the options when granted aggregated to $0.1 million and was calculated using the Black-Scholes pricing model with the following assumptions determined as of the date of grant: estimated fair value of the common stock of $1.60, expected term of 6.25 years, risk free interest rate of 0.68%, an estimated volatility of 96.5%, and a dividend yield of 0%. The expected term of the options was based upon the simplified method allowed for “plain vanilla” options as described by SEC SAB No. 110. The fair value will be charged to operations over the remaining vesting period commencing on the grant date.

The weighted average period over which options not vested through September 30, 2012 are expected to vest is 34 months. During the three months ended September 30, 2012 and 2011, approximately $0.1 million and $0.2 million, respectively, were charged to operations related to all of the outstanding options. During the nine months ended September 30, 2012 and 2011, and for the period from September 22, 2006 (inception) to September 30, 2012, approximately $0.1 million, $0.7 million, and $2.6 million, respectively, was charged to operations related to all of the outstanding options. The fair value related to unexercisable stock options as of September 30, 2012 totaled approximately $1.8 million and is expected to be expensed over the next four years.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Balance at December 31, 2008	-	$-	$-
Granted June 2009	1,072,500	$5.50	$2.70
Granted July 2009	45,000	$5.50	$2.83
Forfeited	(200,000)	$(5.50)	$(2.70)
Balance at December 31, 2009	917,500	$5.50	$2.37
Granted January 2010	322,000	$5.50	$3.80
Forfeited	(247,750)	$(5.50)	$(2.95)
Balance at December 31, 2010	991,750	$5.50	$2.68
Granted January 2011	623,000	$5.50	$3.27
Granted June 2011	351,000	$5.50	$3.96
Granted July 2011	265,000	$5.50	$3.96
Forfeited	(885,750)	$(5.50)	$(3.11)
Balance at December 31, 2011	1,345,000	$5.50	$3.49
Granted May 2012	200,000	$5.50	$0.98
Granted August 2012	100,000	$5.50	$0.98
Forfeited	(773,938)	$(5.50)	$(3.29)
Balance at September 30, 2012	871,062	$5.50	$2.81

The weighted average grant date fair value for vested options as of September 30, 2012 and 2011 was $3.63 and $3.11, respectively. The weighted average grant date fair value for unvested options as of September 30, 2012 and 2011 was $2.60 and $3.66, respectively.

The weighted average contractual life of stock options at September 30, 2012 and 2011 was as follows:
	2012	2011
Vested (yrs)	8.3	7.2
Unvested (yrs)	9.1	9.4
Total outstanding (yrs)	9.0	8.7

As of September 30, 2012, a total of 180,104 of the options granted were exercisable and the fair value of such options was $0.7 million. The Company estimates forfeiture rates at the time the options are granted and accounts for the difference between estimated forfeitures and actual forfeitures in the period in which they occur.

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

As of September 30, 2012, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0.00 and the aggregate intrinsic value of currently exercisable stock options was $0.00. The intrinsic value of each option share is the difference between the estimated fair value of the Company’s stock and the exercise price of such option.

No stock options have been exercised as of September 30, 2012.

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

In June 2011, the board of directors of the Company authorized the grant of one million SARs at a base grant price of $5.50 per share to its newly appointed Chief Executive Officer under the 2009 Plan. The SARs have a ten-year term and will vest in equal quarterly installments over a two-year period. In the event of a change of control (as defined in the 2009 Plan) or a qualified public offering (as defined in the executive’s employment agreement), the SARs will become 100% vested. The grant date fair value of the SARs aggregated to $3.8 million and was calculated using the Black-Scholes pricing model with the following assumptions determined as of the date of grant: estimated fair value of the common stock of $5.10, expected term of 5.75 years, risk free interest rate of 1.55%, an estimated volatility of 96.5%, and a dividend yield of 0%. The fair value will be charged to operations over the remaining vesting periods commencing on the grant date. For the three months ended September 30, 2012 and 2011, compensation expense related to these SARs of $0.5 million and $0.5 million, respectively, was charged to selling, general and administrative expense. For the nine months ended September 30, 2012 and 2011, and the period from September 22, 2006 (inception) to September 30, 2012, compensation expense related to these SARs of $1.4 million, $0.6 million, and $2.5 million, respectively, was charged to selling, general and administrative expense.

Note 9 Related Party Transactions

As described in Note 7, the Company’s principal stockholder has funded notes payable in support of the Company’s operations. These notes payable provide for the accrual of interest through their June 30, 2017 maturity date and $16.0 million and $10.4 million, of such accrued interest is included in accrued interest and expenses-related party as of September 30, 2012 and December 31, 2011, respectively. In addition, the Company’s principal stockholder has invoiced the Company for loan and corporate oversight expenses as well as out-of-pocket costs related to strategic and capital markets assistance. The total amount of such accrued expenses as of September 30, 2012 and December 31, 2011 was $1.1 million and $0.9 million, respectively, and is included in accrued interest and expenses-related party on the accompanying consolidated balance sheet. The Company’s principal stockholder has indicated that it will not require repayment of these accrued amounts until significant new funding is obtained from an unaffiliated source. There is no certainty as to whether such additional new funding will be obtained.

As described in Note 8, PetroTech exercised an option to acquire 2,029,337 ownership units in PA LLC.

Note 10 Subsequent Events

Debt Financing

On October 15, 2012 and November 1, 2012, PetroTech funded $0.8 million and $0.5 million, respectively, to PA LLC pursuant to the terms of separate senior secured term notes. The notes provide for interest at an annual rate of 12%, which is accrued as a payment-in-kind amount, and are due on June 30, 2017.

Class D Units

On November 8, 2012, the limited liability company agreement of PA LLC was amended and restated to provide for a new class of units (“Class D Units”) that are issuable to Parabel Inc. upon such terms and conditions as the board of directors of PA LLC may authorize.

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

In October 2011, the Company entered into a license agreement with Asesorias e Inversiones Quilicura S.A. (“AIQ”), a customer licensee in South America, with initial construction and operation of a pilot-scale bioreactor (of less than one hectare) completed. On March 31, 2012, the testing period during which the Company monitored and evaluated growth within the bioreactor was concluded and AIQ concurred with the Company’s report declaring the success of the preliminary phase. As a result of the successful preliminary phase, the Company's agreement with AIQ provides that the Company and AIQ will proceed to Phase I, during which the first commercial-scale unit increment of 150 hectares, including growth, harvesting and processing modules, will be constructed on a turnkey basis (which means that the Company will design, have constructed and equip the facility, in return for payments billed on a progress basis, not to exceed a prescribed limit). After completion of Phase I, the Company's agreement with AIQ provides that the parties will proceed to Phase II, during which AIQ will continue to expand the facility in 150 hectare unit increments, including growth, harvesting and processing modules, until the facility forms a unit of approximately 5,000 hectares. The Company and AIQ are currently in Phase I under the terms of the agreement but construction of the commercial-scale unit of 150 hectares has not yet begun and is subject to further ongoing discussions between the parties.

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

In September 2012, the Company’s board of directors approved a plan to wind-down and close the Company’s Fellsmere, FL facility so that the Company could focus exclusively on commercialization and deployment efforts at customer sites in other parts of the world.

Results of Operations
Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

Revenue. During the three and nine months ended September 30, 2012, the Company recognized $0.0 million and $0.7 million, respectively, of previously deferred licensing revenue, as a result of the completion of the construction and testing of pilot-scale bioreactors for two customer licensees in South America, as discussed in Note 6 in the accompanying consolidated financial statements. No revenue was recognized during the three- or nine-month periods ended September 30, 2011.

Total costs and expenses. Total costs and expenses increased by $0.5 million, or 7.8%, to $6.8 million in the three months ended September 30, 2012 as compared to the same period in 2011. For the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, total costs and expenses increased by $1.1 million, or 4.8%, to $22.9 million. The increase in the comparative quarters was primarily attributable to the increase in interest expense.  During the comparative nine-month periods, increases in selling, general and administrative expenses and interest expense, partially offset by a decrease in research and development expenses, as described in detail below, contributed to the overall increase in total costs and expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses include senior management and overhead costs, business development expenditures, system infrastructure support costs, finance and accounting costs, and intellectual property management costs. Selling, general and administrative expenses remained relatively flat at $2.2 million for each of the three-month periods ended September 30, 2012 and 2011.

For the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, selling, general and administrative expenses increased by $1.8 million, or 22.9%, to $9.9 million. Equity compensation expenses increased by $2.8 million due to the options to acquire PA LLC interests issued during 2012 as well as the stock appreciation rights and stock options issued during 2011, net of forfeitures that arose from employee terminations. Travel expenses including lodging and meals and entertainment increased by $0.4 million in 2012 as compared to the same period in 2011due to an increase in business development efforts. These increases were partially offset by a decrease of $1.4 million in payroll-related expenses, primarily resulting from a 20.0% reduction in headcount due to selective personnel reductions as well as turnover in certain positions that management chose not to replace based upon the current business needs of the Company.  The decrease in payroll-related expenses also includes a $0.4 million gain recognized during the second quarter of 2012 associated with the settlement of a deferred compensation liability.

Research and development expenses. Research and development costs include the research and experimentation of the various system components and the design and construction of the commercial-scale pilot system for customer demonstration. These expenses increased by $0.2 million, or 7.0%, to $2.3 million in the three months ended September 30, 2012 as compared to the same period in 2011. The increase was primarily attributable to materials and supplies and equipment rental increasing by $0.3 million in 2012 as compared to the same period in 2011 due to certain experiments that were conducted during the third quarter of 2012. This increase was partially offset by a $0.1 million reduction in impairment expense as there were no impairments during the third quarter of 2012 and by $0.1 million of equity compensation expense due to adjustments for actual termination-related forfeitures.

During the nine months ended September 30, 2012 as compared to the same period in 2011, research and development expenses declined by $2.3 million, or 27.5%, to $6.1 million. Equity compensation expense decreased $1.1 million during the nine months ended September 30, 2012 as compared to the same period in 2011, which was primarily related to $0.8 million recognized during the first quarter of 2011 due to the accelerated vesting of restricted ownership units previously issued to an employee of the Company. In addition, adjustments for actual termination-related forfeitures of employees whose roles were classified as research and development further decreased equity compensation expense during the nine months ended September 30, 2012 as compared to the same period in 2011. The headcount reduction of 14.6% accounted for a $1.3 million decrease in payroll-related expenses during the first nine months of 2012 as compared to 2011.

Interest expense – related party. Interest expense on notes payable – related party increased by $0.4 million or 24.3%, to $2.2 million in the three months ended September 30, 2012 as compared to the same period in 2011. For the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, interest expense – related party increased by $1.8 million, or 37.7%, to $6.4 million. The increases were due to additional funding of the Company’s operations through notes payable from related parties over the last year. The balance of the notes totaled $84.2 million at September 30, 2012 and $72.1 million at September 30, 2011.

Depreciation expense. Depreciation expense decreased by $81,000, or 43.0%, to $108,000 in the three months ended September 30, 2012 from $189,000 in the same period in 2011. For the nine months ended September 30, 2012 as compared to the same period in 2011, depreciation expense decreased by $299,000, or 44.7%, to $370,000. The decrease during each of the 2012 periods as compared to the same periods in 2011 was due to assets which were fully depreciated or impaired over the last year, offset partially by the depreciation of new capital assets.

Non-controlling interest. As of September 30, 2012 and 2011, non-controlling interests collectively owned approximately 15.6% and 12.7% of PA LLC, respectively, and have been attributed their respective portion of the loss of PA LLC. The amount of loss attributed to non-controlling interests was $0.7 million and $0.8 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, non-controlling interests were assigned $2.5 million and $2.8 million of the net loss, respectively.

Liquidity and Capital Resources

Overview

To date, the Company has financed its operations primarily through loans from, and debt securities issued to, its principal stockholder. To a lesser extent, the Company has also raised funds by issuing equity securities to unrelated third parties. Since its inception through September 30, 2012, the Company has raised in the aggregate $114.1 million in debt and equity investments, with $104.2 million of this total raised from its principal stockholder and $9.9 million raised from unrelated third parties.

The Company had unrestricted cash and cash equivalents of $1.2 million as of September 30, 2012.  Net cash provided by financing activities (primarily advances from the Company’s principal stockholder) was $4.1 million during the nine months ended September 30, 2012 as compared to $19.5 million in the same period in 2011.

The Company does not currently expect to receive a significant amount of additional funding from its principal stockholder.  If the Company is unable to raise additional funding or generate sufficient cash flows from operations, the Company will be unable to continue in business beyond 2012.

Sources and Uses of Cash

At September 30, 2012, the Company had unrestricted cash and cash equivalents of $1.2 million, compared to $8.8 million at December 31, 2011.

Net cash used in operating activities was $11.7 million and $13.4 million, during the nine months ended September 30, 2012 and 2011, respectively. The decrease in cash usage from 2011 to 2012 was primarily attributed to cost savings resulting from the Company’s year-over-year headcount and associated compensation reductions described above in “Results of Operations”.

Net cash used in investing activities, which consisted primarily of the purchase of capital assets, was $0.2 million and $0.5 million, for the nine months ended September 30, 2012 and 2011, respectively. The decline in expenditures from period to period reflects the purchase of less equipment during 2012 than in 2011 because the Company’s ongoing improvements to its processing methods have recently been focused on rental of potential replacement equipment, some of which was purchased in the prior period.

Net cash provided by financing activities was $4.1 million and $19.5 million during the nine months ended September 30, 2012 and 2011, respectively, and primarily consisted of advances from the Company’s principal stockholder.

Senior Secured Credit Financings

Affiliates of the Company have provided borrowings under a senior secured structure, as described in more detail below:
As of September 30, 2012
Note Payable to Valens U.S. SPV I, LLC	$417,512
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2017
Notes Payable to PetroTech	53,147,089
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2017
Convertible Note Payable to PetroTech	10,000,000
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2017 unless converted to common shares as described below
Up to $25,000,000 Note Payable to PetroTech	20,659,874
- Interest payable monthly and is drawn into note on a monthly basis at Prime + 2% (5.25% at September 30, 2012 and December 31, 2011)
- Note is due on June 30, 2017
- Permits additional draws to fund interest. Maximum balance of this note is limited to $25,000,000
Total Notes Payable - Related Party	$84,224,475

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

Each note payable and the related master security agreement and equity pledge and corporate guaranty agreement contain provisions that specify events of default which could lead to acceleration of the maturity of the debt. These provisions prohibit the encumbrance or sale of the Company’s assets and require maintenance and insurance of the Company’s assets. The loan agreements do not contain any required financial ratios or similar debt covenants. Generally, an event of default would arise if the Company became insolvent, filed for bankruptcy, allowed a change in control or had unresolved judgments against its assets. As of September 30, 2012, none of these events had occurred.

During the three months ended September 30, 2012 and 2011, interest charged to operations on these notes was $2.2 million and $1.8 million, respectively. During the nine months ended September 30, 2012 and 2011, and the period from September 22, 2006 (inception) to September 30, 2012, interest charged to operations on these notes was $6.4 million, $4.6 million, and $22.5 million, respectively.

The principal amount of debt obligations as of September 30, 2012 was $84.2 million, of which $20.7 million was outstanding at a floating rate of 2% over the prime interest rate and $63.5 million was outstanding at a fixed rate of 12%. Floating rate borrowings will lead to additional interest expense if interest rates increase.

The following table discloses aggregate information about the Company’s contractual obligations and period in which payments are due as of September 30, 2012:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt: principal	$84,224,475	$-	$-	$84,224,475	$-
Debt: accrued interest to date (1)	15,993,451	-	-	15,993,451	-
Debt: estimated future interest (2)	46,644,191	-	-	46,644,191	-
Operating lease commitments	786,293	550,688	235,605	-	-
Total contractual obligations	$147,648,410	$550,688	$235,605	$146,862,117	$-

(1)  Represents the amount of interest that has been accrued through the balance sheet date on approximately $63.5 million of outstanding debt at an annual rate of 12%.   This amount is due at the June 30, 2017 maturity date of the related debt.

(2)  Estimated future interest represents the amount of interest expected to accrue until the maturity date of the related debt, which in all cases is June 30, 2017.    The estimated amount is calculated from the current balance sheet date through maturity based upon the principal balance of each note and the applicable interest rate, which is compounded monthly at prime + 2% (assumed to be 5.25%) on approximately $20.7 million of debt and calculated on a non-compounded basis at 12% on the remaining principal amount.

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

While the Company has a limited but growing list of prospective customer licensees, the Company’s costs are mostly variable and the Company does not have significant commitments other than its debt and lease obligations. The Company has never been profitable and has incurred significant losses and cash flow deficits. For the nine months ended September 30, 2012 and 2011, and the period from September 22, 2006 (inception) to September 30, 2012, the Company reported net losses of $22.3 million, $21.9 million, and $162.0 million, respectively, and negative cash flows from operating activities of $11.7 million, $13.4 million, and $96.8 million, respectively. As of September 30, 2012, the Company had an aggregate accumulated deficit of $142.7 million. The Company anticipates that it will continue to report losses and negative cash flows during the fourth quarter of 2012. As a result of these net losses, cash flow deficits, and other factors, there is a substantial doubt about the Company’s ability to continue as a going concern.

The Company is exploring alternative private sources of financing, but it is uncertain whether the Company will be able to secure alternative private sources of financing.  Therefore, the Company continues to carefully manage its cash resources and reduce overhead wherever possible.  In September 2012, the Company’s board of directors approved a plan to wind-down and close the Company’s Fellsmere, FL facility so that the Company could focus exclusively on commercialization and deployment efforts at customer sites in other parts of the world.  It is anticipated that the Fellsmere, FL facility will have no active operations by the end of November, 2012.  The Company anticipates realizing significant reductions to its research and development expenses as a result of this closure.

The Company’s accompanying consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty. As of September 30, 2012, these adjustments would likely include the substantial impairment of the carrying amount of the Company’s non-cash assets of $1.7 million and potential contingent liabilities that may arise if the Company is unable to fulfill various operational commitments. In addition, the value of the Company’s securities, including common stock and warrants, would likely be significantly impaired. The Company’s ability to continue as a going concern is dependent upon it generating sufficient cash flow from operations and obtaining additional capital and financing.

Off-Balance Sheet Arrangements

As of September 30, 2012, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

101**
The following materials from Parabel Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, are formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three months ended September 30, 2012 and September 30, 2011, the nine months ended September 30, 2012 and September 30, 2011 and the 72 months ended September 30, 2012; (iv) Consolidated Statement of Changes in Stockholders’ Deficit as of September 30, 2012, and the years ended December 31, 2011, 2010, 2009, 2008, 2007 and 2006; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011 and the 72 months ended September 30, 2012; and (vi) Notes to the Consolidated Financial Statements.

These exhibits are available upon request. Requests should be directed to the Investor Relations Department at Parabel Inc., 1901 S. Harbor City Blvd., Suite 600, Melbourne, FL 32901, telephone: 321-409-7500 begin_of_the_skype_highlightingend_of_the_skype_highlighting, email: investorrelations@parabel.com. The exhibit numbers followed by an asterisk (*) indicate exhibits physically filed with this Form 10-Q. The exhibit numbers followed by two asterisks (**) indicate exhibits included pursuant to Rule 406T of Regulation S-T and are deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARABEL INC.
Date: November 14, 2012	By:	/s/ SYED NAQVI
	Name:	Syed Naqvi
	Title:	Chief Financial Officer