Form 10-K
period 2012-12-31
Parabel Inc.
filed 2013-04-01
CIK 927472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3,725,356 (1,496,127 shares at $2.49).  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s common stock as of March 27, 2013 was 106,920,730 shares of common stock, all of one class.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	56

Item 11.	Executive Compensation	59

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	60

Item 13.	Certain Relationships and Related Transactions, and Director Independence	62

Item 14.	Principal Accountant Fees and Services	64

Part IV

Item 15.	Exhibits and Financial Statement Schedules	66

Signatures

PART I

ITEM 1.	BUSINESS

Overview

Parabel Inc. (the “Company”) provides micro-crop technology to address the global demand for new sources of feed and food. The Company’s proprietary technology is designed to enable customer licensees to grow, harvest and process locally-available aquatic plants (“micro-crops”) to create feed and food products for global markets. Currently, the Company has three license agreements, each of which provide frameworks for commercial-scale build-out, with customer licensees in China, Malaysia and Ecuador.

The Company’s strategy is to license and provide management support for production facilities at locations with suitable climates for its technology to achieve maximum productivity, which are generally located within equatorial and tropical regions. To allow customer licensees to build out rapidly and efficiently, the Company has developed a scalable and flexible solution, based on replicable micro-crop growth increments, enabling phased construction and production. The Company intends to generate revenue by licensing its technology to customers worldwide.

Using indigenous, non-genetically modified plants from the Lemnaceae family, the Company’s technology platform enables the production of Lemna Protein Concentrate (“LPC”) and Lemna Meal (“LM”). In the near-term, the company is positioning LPC and LM in animal feed markets, as fish meal and alfalfa meal alternatives, respectively. Third-party testing commissioned by the Company has indicated the value and viability of the products in these applications. Based on initial third-party testing, the Company also believes that LPC could be applied in human food markets. The Company continues to perform research and development related to additional product applications.

China:

In April 2012, the Company entered into a master framework agreement with China Energy Conservation and Environment Protection Group (“CECEP”)—Chongquing Industry Co., Ltd., an absolute holding subsidiary of CECEP. The agreement became effective on May 1, 2012 upon approval by the boards of directors of both parties. The agreement provides for the construction and operation of a micro-crop scientific research program in Hainan Province, China, which has been completed to the satisfaction of both parties. The agreement provides a framework for the subsequent build-out of ten commercial-scale license units of approximately 5,000 hectares each in a phased approach at locations to be determined around the world.

Malaysia:

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

Ecuador:

In August 2012, the Company entered into a license agreement with FertiGreen S.A. (a subsidiary of Probac S.A.), which provides a framework for the incremental construction and operation of a full commercial-scale unit (approximately 4,800 hectares) in Ecuador. The first phase will entail the construction and operation of a 300-hectare facility for commercial-scale production.

Solution and Customer Licensee Approach

The Company’s solution is intended to enable the commercial-scale production of renewable sources of feed and food for application in industries characterized by limited supply and rising demand. The Company’s proprietary technology platform primarily consists of four components: micro-crop selection and testing, growth and harvesting techniques, processing technology, and control systems. Unlike many other agricultural and food production systems, the Company’s solution is designed to enable year-round operations, with the objective of providing a high degree of consistency and predictability.

To expand its initial base of prospective customer licensees and to promote the rapid build-out of production units, the Company has developed a scalable and flexible model based on replicable micro-crop growth increments. This model is designed to be attractive to a wide range of entities, including strategic and financial groups.

To ensure the successful implementation of its solution, the Company believes that the provision of support services will be important. These services could include pre-planning, construction management, operations management, and equipment procurement and supply chain management services.

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

In addition, the Company believes that LPC could qualify as the first major new plant protein source for humans since soy protein entered the human diet in the 1950s. University studies and other third-party tests commissioned by the Company and completed in 2011 indicate that LPC contains high levels of vitamins and other valuable nutritional properties. This is the basis for the Company’s belief that, pending further technology and product development, there is potential for LPC to be used as an ingredient in common foods, such as tortillas, pasta, crackers and smoothies. The Company will continue to pursue internal and third-party research to explore the relationship between LPC’s nutritive properties and consumer acceptance in these human food applications.

Furthermore, the Company continues to perform research and development related to additional product applications, with long-term focus areas including fertilizer and nutraceuticals.

Development

The Company is a holding company whose sole asset is its controlling equity interest in its majority-owned subsidiary, PA LLC, and its indirect equity interest in Parabel Ltd (a wholly-owned subsidiary of PA LLC).

PA LLC was originally founded in September 2006 by XL TechGroup, Inc. (“XL Tech”) as a company focused on developing technologies for the renewable energy market. In August 2008, XL Tech exchanged certain of its assets, including the equity it held in PA LLC, for the outstanding debt of XL Tech that was held by the Company’s principal stockholder. Subsequent to that exchange, the Company’s principal stockholder transferred the equity it received and certain related debt to PetroTech Holdings Corp. (“PetroTech”), a holding company controlled by the Company’s principal stockholder. In December 2008, PetroTech acquired a shell company that traded on the OTC Bulletin Board and assigned its interest in PA LLC to this shell company, which it renamed Parabel Inc.

On December 5, 2012, PA LLC formed a wholly-owned subsidiary, Parabel Ltd., organized under the laws of the Cayman Islands, to which it transferred on January 29, 2013 substantially all of the assets of PA LLC. On January 29, 2013, Dhabi Cayman One Ltd, an unaffiliated investor based in the United Arab Emirates, invested $15 million in Parabel Ltd in the form of a senior secured convertible note.

The Company has achieved a number of important milestones since it was founded in September 2006, with substantial investment in research and development, technology refinement and product validation. In 2013, the company expects to focus on beginning the commercial implementation of its technology around the world, building its customer pipeline and entering into additional license agreements for commercial-scale production operations.

The Company’s key milestones to date are as follows:

•
In 2006, the Company began the research and development of its growth and harvesting technologies. These efforts focused on experimentation and testing, developing processes and equipment, and building the infrastructure and databases necessary to support its technology.

•	During 2007 and 2008, the Company developed its proprietary growth algorithms.
•
In June 2009, the Company completed its fully operational demonstration facility, where it conducted research, development, testing and business development activities until the facility was scaled down at the end of 2012 so that the Company could move towards commercialization and deployment efforts at customer sites in other parts of the world.

•	In November 2009, the Indonesian Ministry of Agriculture approved the Company’s LPC product as a raw material suitable for use in animal feed.
•	In April 2012, the Company entered into a master framework agreement with CECEP, a customer licensee in China, with the initial testing phase successfully completed.
•	In May 2012, the Company entered into a license agreement with Lemna Asia, a customer licensee in Malaysia.
•	In August 2012, the Company entered into a license agreement with FertiGreen S.A., a customer license in Ecuador.

Site Strategy

The Company’s sales strategy targets customer licensees with the capacity to execute commercial-scale operations at locations with suitable climates, generally within equatorial or tropical regions.

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

Raw Materials

The Company’s processes primarily use four categories of raw materials: indigenous aquatic plants (from the Lemnaceae family) that are not genetically modified and demonstrate an optimal growth profile for a particular geography and environment; fertilizer; water; and naturally-available elements, such as sunlight and carbon dioxide. The Company refers to these plants as “micro-crops”, which are grown, harvested and processed with its technology. The micro-crops will be indigenous to the regions in which the Company’s customer licensees operate. The availability and quality of water in a specific location is among the most important components of the site selection process. The Company provides its customer licensees with a proprietary nutrient mix, which consists of commercially-available ingredients.

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

Competition

The Company’s objective is to be the leading global provider of technology and processes for the commercial production of micro-crop biomass for feed and food products. The Company has not identified any other organizations with a comparable micro-crop technology platform or associated licensing model.

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

In addition, the Company expects to develop human food applications for LPC, which would enable its customer licensees to compete in large, international food markets, in many cases against competitors with substantial resources and high name recognition.

Employees

The Company maintains a multidisciplinary team, including biologists, engineers, office support staff and business executives. As of March 15, 2013, the Company employed 38 full-time individuals in its operations around the world. The Company believes that it has good relationships with its employees.

ITEM 1A.	RISK FACTORS

The statements in this Section describe the major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

Our disclosure and analysis in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”) contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast”, “goal”, “objective” and other words and terms of similar meaning, or by using future dates in connection with any discussion of, among other things, our anticipated future operating or financial performance, business plans and prospects.  In particular, these include statements relating to future actions, business plans and prospects, prospective regulatory approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, government regulation and financial results.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements, and you are cautioned not to put undue reliance on forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports and our other filings with the SEC.

Also note that we provide the following cautionary discussion of risks and uncertainties relevant to our business. These are factors that, individually or in the aggregate, may cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

The Company has a limited operating history.

The Company is a development stage company. As a result, the Company has no history of significant revenues, operating or net income, cash flows or the other financial performance metrics that will affect the future market price of its common stock. Any investment made in the Company’s common stock will necessarily be speculative and based largely on an investor’s own views as to the future prospects for the Company’s business. If the Company is unable to generate sufficient revenues or profits, it may be unable to continue operating and an investor may lose its entire investment in the Company’s common stock.

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

To date, the Company has not been profitable and has incurred significant losses and cash flow deficits. For the fiscal years ended December 31, 2012, 2011, and 2010, the Company reported net losses before non-controlling interest of $28.8 million, $28.5 million, and $44.5 million, respectively, and negative cash flow from operating activities of $14.6 million, $17.8 million, and $22.8 million, respectively. As of December 31, 2012, the Company had an aggregate accumulated deficit of $148.3 million. The Company anticipates that it will continue to report losses and negative cash flow for the year ending December 31, 2013.

As a result of these net losses, cash flow deficits and other factors, the Company’s independent auditors issued an audit opinion with respect to the Company’s consolidated financial statements for the three years ended December 31, 2012 that indicated that there is a substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements included elsewhere in this 2012 Form 10-K do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of the Company’s assets and potential contingent liabilities that may arise if the Company is unable to fulfill various operational commitments. In addition, the value of the Company’s securities would be greatly impaired. The Company’s ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. If the Company’s ability to generate cash flow from operations is delayed or reduced and it is unable to raise additional funding from other sources, the Company may be unable to continue in business.

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

The Company’s three current contracts are subject to significant conditionality. These contracts may be terminated by customer licensees if certain conditions are not met. See the risk factor “The Company’s initial contracts are or will be subject to significant conditionality, including that the pilot-scale facilities built by the Company’s customer licensees achieve certain minimum levels of projected investment return, and the failure to meet these conditions may lead to the termination of these contracts.” In addition, these contracts are generally subject to termination in the event that the Company fails to satisfy its obligations under such contracts. Although the Company believes that it has satisfied, and intends to continue to satisfy, these obligations, there can be no assurance that the Company will be able to continue to do so in the future.

Furthermore, there is no assurance that the Company’s customer licensees will be able to successfully commercialize and distribute LPC and LM created using the Company’s technology. If the Company’s customer licensees are unable to sell the products that they produce with the Company’s technology or unable to sell such products on economically feasible terms, they may seek to terminate the Company’s contracts or renegotiate the terms. If any of these contracts are terminated or renegotiated on less favorable terms, if contracts are terminated for failure to meet conditions or if any of the Company’s customer licensees fail to meet their payment obligations to the Company, the Company’s ability to generate revenues will be materially adversely affected, and this could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company expects to agree to manage the construction of initial license units on a fixed price or turnkey basis, which subjects it to certain legal and financial terms that could adversely affect it.

The Company expects that some of the contracts with the Company’s initial early-adopter customer licensees will provide for the build-out of turnkey license units after the successful completion of the testing phase of the Company’s technology. This means that the Company will direct the general contractor of such units and the Company will be required to deliver the unit at a fixed cost. The Company will receive payment for the build-out of the license unit on a progress basis as the license unit is constructed. The difference in the amounts and timing of the Company’s payments to contractors and suppliers relative to payments it receives from its customer licensees exposes the Company to liquidity risk and could leave the Company vulnerable in the event it encounters challenges in building the facility or bringing it online, delays in achieving commercial viability with the Company’s production process, disputes with the Company’s customer licensees or other unanticipated events that may occur prior to the time the Company receives payment from its customer licensees. Because the Company’s customer licensees’ payments will be capped, the Company will bear the responsibility for construction costs in excess of those anticipated, which could cause the Company to suffer significant losses on these license units.

The Company’s initial contracts are or will be subject to significant conditionality, including that the pilot-scale facilities built by the Company’s customer licensees achieve certain minimum levels of projected investment return, and the failure to meet these conditions may lead to the termination of these contracts.

The Company’s current three contracts are subject to significant conditionality. In some of the contracts that the Company is currently negotiating, the Company’s prospective customer licensees will be permitted to terminate their agreements if projected investment returns, based upon the performance of their pilot-scale facilities and other factors, do not meet minimum investment return requirements. The Company generally will not receive any revenues under these contracts unless such returns are met during the test periods prescribed in each such contract. The Company cannot provide any assurances that any or all of its customer licensees’ pilot-scale facilities will meet the minimum investment returns required under these contracts. If a pilot-scale facility does not meet the minimum investment return requirements, the relevant contract may be terminated by the customer licensee, which in turn could have a material adverse effect on the Company’s business, financial condition and results of operations and the Company’s ability to generate revenue.

The Company’s current licensing terms may not be accepted by prospective customer licensees and, even if accepted, there can be no assurance that customer licensees will meet their payment obligations under these licensing terms.

Prospective customer licensees may not accept the Company’s current license agreement model. For example, prospective customer licensees may be unwilling to make the proposed payments prior to or during the construction of the Company’s micro-crop technology system or prior to full commercial deployment of the system. Furthermore, there is no guarantee that customer licensees will make payments in the time frame to which they agree. If prospective customer licensees are unwilling or unable to pay as anticipated, the timing of the Company’s revenues and incoming cash flows could be reduced or delayed, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may be unable to acquire and retain customer licensees.

The Company’s revenue will be in the form of payments from its customer licensees. Therefore, obtaining a significant number of customer licensees is critical for the Company’s growth and operation. Because the Company’s technology has not previously been deployed in the marketplace, it is uncertain whether it will be accepted by prospective customer licensees and there is a risk that the Company will be unable to acquire and retain customer licensees due to a number of factors, including the Company’s current licensing terms, capital expenditure requirements or questions surrounding the commercial feasibility of the Company’s technology. For example, the projected investment returns of the Company’s micro-crop technology system and the processes and methodologies used to operate the system may not yield a result that is commercially attractive to prospective customer licensees (compared to competitive products or otherwise). The Company’s micro-crop technology system requires its customer licensees to incur large fixed capital costs, which could render the system cost prohibitive for prospective customer licensees. A failure to secure customer licensees in a timely manner could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company has yet to construct its technology on a commercial scale, and may be unable to solve technical and engineering challenges that would prevent the Company’s technology from being economically attractive to prospective customer licensees.

Although the Company has successfully built a fully operational demonstration facility and has extracted small field-scale quantities of LPC and LM for technical validation, the Company has not demonstrated that its technology is viable on a commercial scale. All of the tests conducted to date by the Company with respect to its technologies have been performed on limited quantities of micro-crops, and the Company cannot provide any assurances that the same or similar results could be obtained at competitive cost on a large-scale commercial basis. The Company has never utilized this technology under the conditions or in the volumes that will be required to be profitable and cannot predict all of the difficulties that may arise.

In addition, once a customer licensee begins to scale up and replicate such a system, unforeseen factors and issues may arise which make any such system uneconomical, thus causing additional delays or outright failure. The production of LPC and LM from micro-crops involves complex outdoor aquatic systems with inherent risks, including weather, disease, and contamination. As a result, the operations of the Company’s customer licensees may be adversely affected from time to time by climatic conditions, such as severe storms, flooding, dry spells and changes in air and water temperature or salinity, and may also be adversely affected by pollution and disease. Any of these or other factors could cause production at commercial-scale operations to be significantly below those the Company projects based on results it has achieved at its demonstration facility. Because the Company expects to rely on customer payments for its revenues, any operational difficulties experienced by the Company’s customer licensees would have an adverse effect on the Company’s revenues and profitability, and such effects could be material.

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

The Company’s micro-crop technology system enables the production of LPC and LM. The commercial viability of the Company’s technology largely depends on the ability of its customer licensees to sell these end-products into existing markets.

It has yet to be proven that potential buyers for the specific end-products produced by the Company’s technology, such as feed companies, would ultimately purchase the end-products produced by its customer licensees. Failure to establish market acceptability, or any significant reduction in a customer licensee’s profitability, may result in their failing to make the payments due to the Company under the licensing terms. Any of these events may have a material adverse effect on the Company’s business, financial condition and results of operations.

The revenue and returns the Company believes its customer licensees will realize from the Company’s technology will be highly dependent on the market price of the end-products produced using its technology.

The economic viability of the Company’s technology depends on the ability of the Company’s customer licensees to generate sufficient revenues from the sale of LPC and LM. These revenues, and the internal rates of return the Company’s customer licensees can expect from their investment in the Company’s technology, are sensitive to the market prices of these products. Should the Company’s customer licensees be unable to obtain an adequate price for these products, their profits would be lower than expected and they might incur losses.

If the Company’s customer licensees cannot operate at a reasonable level of profit or incur losses, they might cease operations, which would result in the Company’s losing revenues. In such a circumstance, it is also likely that the Company would face significant difficulties attracting new customer licensees. Either or both outcomes would likely have a materially adverse effect on the Company’s business, financial condition and results of operations.

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

Should the end-products produced by the Company’s technology fail to meet industry or regulatory requirements, there would be an adverse effect on the ability of its customer licensees to market the products of their micro-crop operations, which would adversely affect their profitability. Since the Company expects to rely on customer payments for the substantial majority of its revenues, such events would also materially adversely affect the Company’s business, financial condition and results of operations.

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

The projected revenues and returns on investment of the Company’s license units that it develops in conjunction with its customer licensees are based on assumptions relating to construction costs and other capital costs associated with building a unit, operating expenses and productivity, end-product price ranges and numerous other assumptions, all of which are inherently uncertain and are subject to significant business, economic, meteorological, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those projected. If the Company’s license units do not achieve the projected results, its customer licensees may not generate revenues or profits sufficient for them to continue operating license units or the payments that the Company receives from such license units may be significantly less than it anticipates. Any of the foregoing could have a material adverse effect on the Company’s business, financial condition and results of operations.

If a competitor were to achieve a technological breakthrough, the Company’s financial condition, results of operations and business could be negatively impacted.

There currently exist a number of businesses that are pursuing the use of algae, bacteria and other micro-crops and other methods for creating biomass, food, and feed products. Should a competitor achieve a research and development, technological or biological breakthrough with significantly lower production costs, or if the costs of similar competing products were to fall substantially, the Company may have difficulty attracting customer licensees. In addition, competition from other technologies considered “green technologies” could decrease the demand for the end-products produced by the Company’s technology. Furthermore, competitors may have access to larger resources (capital or otherwise) that provide them with an advantage in the marketplace, which could result in a negative impact on the Company’s business, financial condition and results of operations.

Any competing technology that produces biomass of similar quality and on a more efficient cost basis than the Company’s biomass could render the Company’s technology obsolete. In addition, because the Company does not have any issued patents, it may not be able to preclude development of even directly competing technologies using the same methods, materials and procedures as it uses to achieve its results. Any of these competitive forces may inhibit or materially adversely affect the Company’s ability to attract and retain customer licensees, or to obtain payments from its customer licensees. This could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Although the Company seeks to secure intellectual property rights with respect to its technology where such rights are available, certain aspects of the Company’s technology cannot be protected as intellectual property. The micro-crops that the Company’s processes ultimately convert to LPC and LM are naturally-occurring species indigenous to the environments in which the Company’s customer licensees operate. Since the Company does not have, and cannot obtain, intellectual property rights with respect to these species, and consequently other companies are free to develop competing technologies to grow these micro-crops, it is important that the Company secures and protects its intellectual property rights in the technology that it licenses to customer licensees, including the Company’s processes and system for growing micro-crops at an optimal rate. If the Company fails to secure and protect these rights, other companies will be able to freely copy or otherwise reproduce the Company’s technology, which may in turn cause it to lose customer licensees and prospective customer licensees to those competitors.

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

Patents are a key element of the Company’s intellectual property strategy. The Company has currently filed patent applications for four families of technologies, both in the United States and in foreign jurisdictions. These pending patent applications relate to, among other aspects of the Company’s technology, growth, harvesting and processing of micro-crops. It may take two or more years for any patents to issue from the Company’s applications, and it cannot provide any assurance that any patents will ultimately be issued or that any patents that do ultimately issue will issue in a form that will adequately protect the Company’s commercial advantage.

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

Based on the location of its current and prospective customer licensees, the Company expects that many of its customer licensees will operate in certain countries, including, among others, China and Malaysia, where it may have difficulty enforcing its intellectual property rights due to the general nature of the intellectual property enforcement mechanisms that are in place in such countries. These jurisdictions may have weaker statutory protections for intellectual property, or judicial or administrative regimes that make enforcement of these protections more difficult than in the United States. As a result, the Company might not be able to pursue adequate remedies in the event that its intellectual property rights are violated. In particular, the Company might be unable to effectively prevent the continuing infringement of its intellectual property rights.

To the extent that any material infringement of the Company’s intellectual property occurs for which it is unable to obtain a remedy, the Company is likely to suffer a loss of potential revenues, since it will not receive payments for such infringing uses, and other existing and prospective customer licensees might become hesitant to pay for a technology being used freely by their competitors in the marketplace. If the infringing uses became widespread, this could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may face claims that it is violating the intellectual property rights of others.

The Company may face claims, including from direct competitors, other feed and food companies, scientists or research universities, asserting that the Company’s technology or the commercial use of such technology by its customer licensees or partners infringes or otherwise violates the intellectual property rights of others. The Company has not conducted infringement, freedom to operate or landscape analyses, and as a result it cannot be certain that its technologies and processes do not violate the intellectual property rights of others. The Company expects that it may increasingly be subject to such claims as it begins to earn revenues and the Company’s market profile grows.

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

The Company expects to rely on third parties, such as academic institutions and feed and food companies.

The Company expects to rely on third parties, such as academic institutions and feed and food companies, to aid in the development and marketing of its technology and processes. Should these third parties reduce their commitment to the Company or terminate their relationship with it, pursue competing relationships or attempt to develop or acquire products or services that compete with the end-products produced using the Company’s technology, such action could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company currently relies on key individuals in the management and operation of its business. In order to move to commercial scaling and deployment, it will be necessary for the Company to recruit a significant number of additional qualified individuals, including experienced management and specific technical experts. Any inability on the Company’s part to retain key employees or obtain the appropriate resources through hiring, outsourcing or through other contractors could delay or impair the Company’s ability to achieve successful results.

Most of the Company’s planned production capacity will be in equatorial or tropical regions around the world, which could limit the number of prospective customer licensees willing to license the Company’s technology, and the Company’s business could be adversely affected if it does not operate effectively in those regions.

The operations of the Company’s customer licensees generally should be located in equatorial or tropical regions for optimal performance. Notwithstanding that the overall profitability of the Company’s technology is not limited to pursuing opportunities exclusively within equatorial regions, prospective customer licensees that do not have access to these regions may decline to license the Company’s technology. Furthermore, the Company will be subject to risks associated with the concentration of its customer licensees’ operations in these regions. The occurrence of prolonged increases in temperature due to climate change or natural disasters, such as earthquakes or floods, localized extended outages of critical utilities or transportation systems or political, social or economic disruptions in these regions, could cause a significant interruption in the output and sales realized by the Company’s customer licensees. Such interruptions could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company’s business relationships with international customer licensees are subject to foreign government taxes, regulations and permit requirements, and foreign tax and other laws. The Company’s international licensee relationships are also subject to United States and foreign government trade restrictions, tariffs and price or exchange controls; the U.S. Foreign Corrupt Practices Act of 1977, as amended; preferences of foreign nations for domestic technologies; changes in diplomatic and trade relationships; political instability, natural disasters, war or events of terrorism; and the strength of international economies. Because the Company will rely on payments from its customer licensees, any negative impact these factors have on its customer licensees could also have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company expects to be exposed to fluctuations in foreign exchange rates.

The Company expects that substantially all of its revenues will be from customer licensees located outside the United States and that, over the long term, at least a substantial majority of its revenues will come from non-U.S. customer licensees. Under the license agreements that the Company expects to enter into in the future with non-U.S. customer licensees, some of its revenue may be denominated in currencies other than the U.S. dollar. Many of the Company’s costs, however, including most of the costs of its employees who the Company expects to support the operations of its customer licensees, the Company’s research, development and procurement costs, may or may not be denominated in U.S. dollars. The Company expects that fluctuations in the value of these revenues and expenses as measured in U.S. dollars will affect its results of operations, and adverse currency exchange rate fluctuations may have a material impact on its future financial results. In particular, to the extent that the U.S. dollar appreciates in value relative to the currencies in which the Company receives revenue, its revenues will be lower in U.S. dollar terms, while many of the Company’s expenses will remain at the same level, resulting in a net negative impact on the Company’s profitability.

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

Melbourne Corporate Headquarters

The Company’s corporate headquarters are located in Melbourne, Florida. The headquarters house the executive and administrative offices, as well as the finance, business development, operations, R&D, and information technology departments. The lease on the corporate headquarters will expire on January 31, 2014.

Fellsmere Field-Scale R&D Facility

During the third quarter of 2012, the Company’s board of directors approved a plan to wind-down the research and development activities that were being performed at its Fellsmere, FL facility so that the Company could instead focus on commercialization and deployment efforts at customer sites in other parts of the world. As of December 2012, the Fellsmere, FL facility had no active operations. The Company plans to retain the site and would anticipate re-activating it if there was a future reason to do so.

ITEM 3.	LEGAL PROCEEDINGS

On February 1, 2013, Asesorias e Inversiones Quilicura S.A. (“AIQ”), of Chile, initiated an arbitration before the International Chamber of Commerce (“ICC”) against PA LLC, a subsidiary of the Company, alleging that PA LLC is in breach of an Amended and Restated License Agreement with AIQ entered into as of October 25, 2011 (the “Agreement”). AIQ seeks: (i) damages of $974,238, (ii) a declaration that the Agreement is void, and (iii) a declaration that AIQ owes PA LLC no further obligations under the Agreement. On March 14, 2013, the ICC granted PA LLC’s request for an additional 30 days to submit an answer, which is now due on April 8, 2013. On March 15, 2013, PA LLC sent AIQ a notice of default under the Agreement on account of unpaid license fees in the amount of $500,000 plus accrued interest. AIQ has ten days from receipt of the notice to cure the default. No further proceedings have been had in the arbitration. PA LLC believes that it has meritorious defenses and will defend vigorously against AIQ’s claims. Nevertheless, there can be no assurance that PA will prevail in the arbitration. Arbitration proceedings are inherently unpredictable, and excessive awards do occur.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2012, the Company’s common stock was quoted on the OTCQB tier of OTC Markets under the symbol “PABL”.

As of December 31, 2012, the Company had 379 stockholders of record of its common stock.

The following table sets forth, for the quarters indicated, the high and low inter-dealer closing prices per share of the Company’s common stock.

	High	Low
Fiscal 2012:
First Quarter	$7.00	$2.50
Second Quarter	$12.00	$2.49
Third Quarter	$2.49	$1.01
Fourth Quarter	$1.35	$0.87

	High	Low
Fiscal 2011:
First Quarter	$20.00	$10.25
Second Quarter	$22.00	$14.00
Third Quarter	$17.50	$11.00
Fourth Quarter	$13.50	$2.50

On March 27, 2013, the last reported sales price for the Company’s common stock was $.85 per share.

Dividends

The holders of shares of the Company’s common stock are entitled to dividends out of funds legally available when and as declared by the Company’s board of directors. The Company has never declared or paid cash dividends. The Company’s board of directors does not anticipate declaring a dividend in the foreseeable future.

Equity Compensation Plan

The Company’s 2009 Equity Compensation Plan permits the grant of up to four million share-based incentives to its employees. The following table summarizes information as of December 31, 2012, relating to the Company’s equity compensation plan pursuant to which the Company may from time to time grant options, restricted stock, or other rights to acquire its shares.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders (1)	1,777,250	$5.50	2,222,750
Equity Compensation plans not approved by security holders	—	—	—
Total	1,777,250	$5.50	2,222,750

(1)	Represents the Parabel Inc. 2009 Equity Compensation Plan.

Transfer Agent and Registrar

The transfer agent and registrar for the Company’s common stock is Computershare, 4229 Collection Center Drive, Chicago, IL 60693.

Issuer Repurchases

Neither the Company nor any of its affiliates repurchased any of the Company’s common stock during the fiscal year ended December 31, 2012.

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

Overview

Parabel Inc. (the “Company”) provides micro-crop technology to address the global demand for new sources of feed and food. The Company’s proprietary technology is designed to enable customer licensees to grow, harvest and process locally-available aquatic plants (“micro-crops”) to create feed and food products for global markets. Currently, the Company has three license agreements, each of which provide frameworks for commercial-scale build-out, with customer licensees in China, Malaysia, and Ecuador.

The Company’s strategy is to license and provide management support for production facilities at locations with suitable climates for its technology to achieve maximum productivity, which are generally located within equatorial or tropical regions. To allow customer licensees to build out rapidly and efficiently, the Company has developed a scalable and flexible solution, based on replicable micro-crop growth increments, enabling phased construction and production operations. The Company intends to generate revenue from customer licensees engaged in the global feed and food markets, as well as from investment groups.

Using indigenous, non-genetically modified plants from the Lemnaceae family, the Company’s technology platform enables the production of Lemna Protein Concentrate (“LPC”) and Lemna Meal (“LM”). In the near-term, the company is positioning LPC and LM in animal feed markets, as fish meal and alfalfa meal alternatives, respectively. Third-party testing commissioned by the Company has indicated the value and viability of the products in these applications. Based on initial third-party testing, the Company also believes that LPC could be applied in human food markets. The Company continues to perform research and development related to additional product applications.

Results of Operations

Twelve Months Ended December 31, 2012 Compared to Twelve Months Ended December 31, 2011

Revenue. During the twelve months ended December 31, 2012, the Company recognized $0.7 million of previously deferred licensing revenue, as a result of the completion of the construction and testing of pilot-scale bioreactors in South America. No revenue was recognized during the twelve months ended December 31, 2011.

Total costs and expenses. Total costs and expenses increased by $0.9 million, or 3.3% to $29.4 million in 2012 compared to 2011. The increase in 2012 was primarily attributable to the increase in interest expense. Increases in selling, general and administrative expenses and interest expense were partially offset by a decrease in research and development expenses, as described in detail below.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.4 million, or 12.5%, to $12.2 million in 2012 as compared to $10.8 million 2011. Equity compensation expenses increased by $2.9 million due to the options to acquire PA LLC interests issued during 2012 as well as the stock appreciation rights and stock options issued during 2011, net of forfeitures that arose from employee terminations. Travel expenses including lodging and meals and entertainment increased by $0.3 million in 2012 as compared to the same period in 2011 due to an increase in business development efforts overseas. These increases were partially offset by a decrease of $1.2 million in payroll-related expenses, primarily resulting from a reduction in headcount due to selective personnel reductions as well as turnover in certain positions that management chose not to replace based upon the current business needs of the Company. The decrease in payroll-related expenses also includes a $0.4 million gain recognized during the second quarter of 2012 associated with the settlement of a deferred compensation liability.

Research and development expenses. Research and development expenses decreased $2.1 million, or 20.8%, to $8.1 million in 2012 as compared to $10.2 million in 2011. Equity compensation expense decreased $0.9 million during the twelve months ended December 31, 2012 as compared to the same period in 2011, which was primarily related to $0.8 million recognized during the first quarter of 2011 due to the accelerated vesting of restricted ownership units previously issued to an employee of the Company. In addition, adjustments for actual termination-related forfeitures of employees whose roles were classified as research and development further decreased equity compensation expense during the twelve months ended December 31, 2012 as compared to the same period in 2011. The headcount reduction accounted for a $1.5 million decrease in payroll-related expenses during 2012 as compared to 2011.

Interest expense—related party. Interest expense on notes payable—related party increased by $2.0 million, or 30.5%, to $8.7 million in 2012 as compared to $6.6 million in 2011. The increases were due to additional funding of the Company’s operations through notes payable from related parties during 2012. The balance of the notes totaled $86.5 million at December 31, 2012 and $78.9 million at December 31, 2011.

Depreciation expense. Depreciation expense decreased by $0.4 million, or 47.6%, to $0.5 million in 2012 as compared to $0.9 million in 2011, due to assets which were fully depreciated or impaired over the last year, offset partially by the depreciation of new capital assets.

Non-controlling interest. As of December 31, 2012, non-controlling interest parties collectively owned approximately 13% of PA LLC and have been attributed their respective portion of the loss of PA LLC. The amount of loss assigned to non-controlling interests was $3.4 million in 2012 as compared to $3.6 million in 2011.

Twelve Months Ended December 31, 2011 Compared to Twelve Months Ended December 31, 2010

Revenue. The Company did not record any revenues in 2011 or 2010.

Total costs and expenses. Total costs and expenses decreased by $16.0 million, or 35.9%, to $28.5 million in 2011 as compared to $44.5 million in 2010, due to decreases in selling, general and administrative expenses and research and development expenses, slightly offset by an increase in interest expense as described below.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $11.0 million, or 50.5%, to $10.8 million in 2011 as compared to $21.8 million in 2010. The largest decrease, $9.0 million, was related to equity compensation expense. During 2010, the Company modified the terms of the restricted ownership units held by two executive officers resulting in additional equity compensation expense of $9.1 million in selling, general and administrative expenses for the year ended December 31, 2010. During 2011, as compared to 2010, compensation expenses decreased by $1.4 million within selling, general and administrative expenses due to selective personnel reductions as well as turnover in certain positions that management chose not to replace based upon the current business needs of the Company. As a result of these terminations, headcount within selling, general and administrative expenses decreased 36.7% from December 31, 2010 as compared to December 31, 2011.

Research and development expenses. Research and development expenses decreased $7.2 million, or 41.5%, to $10.2 million in 2011 as compared to $17.4 million in 2010. The decrease was primarily driven by reductions in equity compensation expense and compensation expense. Compensation expense decreased $2.5 million in 2011 as compared to 2010 due to a 46.8% reduction in employee headcount within research and development as a result of consolidating laboratory facilities and other functions. The Company also paid $1.4 million less to external consultants for outsourced research and development activities during 2011 as compared to 2010 and spent $0.6 million less on materials and supplies.

Interest expense—related party. Interest expense on notes payable—related party increased by $2.6 million, or 62.7%, to $6.6 million in 2011 as compared to $4.1 million in 2010. The increase in 2011, as compared to 2010, was due to additional funding of the Company’s operations through notes payable from related parties. The principal balance of these notes totaled $78.9 million at December 31, 2011 as compared to $51.7 million at December 31, 2010.

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

Liquidity and Capital Resources

Overview

The Company has financed its operations primarily through loans from, and debt securities issued to, its principal stockholder. To a lesser extent, the Company has also raised funds by issuing equity securities to unrelated third parties. Since its inception through December 31, 2012, the Company has raised in the aggregate $116.3 million in debt and equity investments, with $106.4 million of this total raised from its principal stockholder and $9.9 million raised from unrelated third parties. On January 29, 2013, Dhabi Cayman One Ltd, an unaffiliated investor based in the United Arab Emirates, invested $15 million in Parabel Ltd in the form of a senior secured convertible note. The funds from this note will be used to support the working capital needs and operations of Parabel Ltd. The Company does not anticipate receiving significant additional funds from its principal stockholder.

Cash and Cash Flow

At December 31, 2012, the Company had $0.4 million in unrestricted cash and cash equivalents.

Net cash used in operating activities was $14.6 million, $17.8 million, and $22.8 million, in 2012, 2011, and 2010, respectively. The decrease in cash used in operating activities from 2011 to 2012 was primarily attributed to cost savings resulting from the Company’s year-over-year headcount and associated compensation reductions described above in “Results of Operations”. The decrease in cash used in operating activities from 2010 to 2011 was mostly driven by the $3.9 million reduction in current compensation expenses described above in the “Results of Operations”.

Net cash used in investing activities, which consisted primarily of the purchase of capital assets, was $0.0 million, $0.6 million, and $1.0 million, for the years ended December 31, 2012, 2011, and 2010, respectively. The decline in expenditures from year to year is reflected since the majority of equipment purchases were made during prior periods.

Net cash provided by financing activities was $6.1 million, $26.1 million, and $22.3 million in 2012, 2011, and 2010, respectively, and consisted of advances from the Company’s principal stockholder and the sale of common shares for cash. During 2012 as compared to 2011, advances from the Company’s principal stockholder decreased by $19.7 million. No cash was raised from issuance of common stock during 2012. During 2011 as compared to 2010, advances from the Company’s principal stockholder increased by $11 million. No cash was raised from issuance of common stock during 2011.

Cash and cash equivalents decreased by $8.5 million during 2012 as compared to 2011. This reduction was primarily due to the decrease in funding provided by the principal stockholder.

Senior Secured Debt Financing

All of the Company’s borrowings have been provided by affiliates under a senior secured structure, as described in more detail below as of December 31, 2012:

As of December 31, 2012
Note Payable to Valens U.S. SPV I, LLC	$417,512
- Interest accrues monthly, at 12% per annum
- Note is due on June 30, 2017
Notes Payable to PetroTech	55,147,089
- Interest accrues monthly, at 12% per annum
- Notes are due on June 30, 2017
Convertible Note Payable to PetroTech	10,000,000
- Interest accrues monthly at 12% per annum
- Note is due on June 30, 2017 if not converted to common shares as described below
Up to $25,000,000 Note Payable to PetroTech	20,935,262
- Interest payable monthly and is drawn into note on a monthly basis at Prime + 2% (5.25% at December 31, 2012)
- Note is due on June 30, 2017
- Permits additional draws only to fund interest.
- Maximum balance of this note is limited to $25,000,000

Total Notes Payable - Related Party	$86,499,863

As of December 31, 2012, the principal balance of notes payable – related party was classified as a noncurrent liability on the accompanying consolidated balance sheet based on the maturity date of June 30, 2017 of the full balance plus accrued noncurrent interest of $17,973,950. The notes payable – related party are secured by all of the assets of Parabel Inc. and PA LLC (but not the assets of Parabel Ltd.). The convertible note payable allows the holder (at the holder’s option) to convert all or any portion of the issued and outstanding principal amount and/or accrued interest and fees then due into shares of the Company’s common stock at a fixed conversion price of $5.43 per share.

Each note payable and the related master security agreement and equity pledge and corporate guaranty agreement contain provisions that specify events of default which could lead to acceleration of the maturity of the debt. These provisions prohibit the encumbrance or sale of the Company’s assets and require maintenance and insurance of the Company’s assets. The loan agreements do not contain any required financial ratios or similar debt covenants. Generally, an event of default would arise if the Company became insolvent, filed for bankruptcy, allowed a change in control or had unresolved judgments against its assets. As of December 31, 2012, none of these events had occurred.

Interest charged to operations on these notes, including amortization of original issue discount, was $8.7 million, $6.6 million, $4.1 million, and $24.8 million during the years ended December 31, 2012, 2011, 2010, and the period from September 22, 2006 (inception) to December 31, 2012, respectively.

The principal amount of debt obligations as of December 31, 2012 was $86.5 million, of which $20.9 million was outstanding at a floating rate of 2% over the prime interest rate which is compounded on a monthly basis and $65.6 million was outstanding at a fixed rate of 12%. Floating rate borrowings will lead to additional interest expense if interest rates increase.

Contractual Obligations

The following table discloses aggregate information about the Company’s contractual obligations and the period in which payments are due as of December 31, 2012:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt: principal	$86,499,863	$—	$—	$86,499,863	$—
Debt: accrued interest to date (1)	17,973,950	—	—	17,973,950	—
Debt: estimated future interest (2)	43,514,561	—	—	43,514,561	—
Operating lease commitments	984,512	503,615	452,898	28,000	—
Total contractual obligations	$148,972,886	$503,615	$452,898	$148,016,374	$—

(1)
Represents the amount of interest that has been accrued through the balance sheet date as of December 31, 2012 on approximately $65.6 million of outstanding debt at an annual rate of 12%. This amount is due at the June 30, 2017 maturity date of the related debt.

(2)
Estimated future interest represents the amount of interest expected to accrue until the maturity date of the related debt, which in all cases is June 30, 2017. The estimated amount is calculated from the current balance sheet date as of December 31, 2012 through maturity of June 30, 2017 and is based upon the principal balance of each note and the applicable interest rate, which is compounded monthly at prime + 2% (assumed to be 5.25%) on approximately $20.9 million of floating rate debt and calculated on a non-compounded basis at 12% on the remaining $65.6 million of fixed rate debt.

The Company is currently in the development stage and anticipates accomplishing a transition from the development stage to the commercialization stage, depending upon the timing and extent of success achieved in accomplishing milestones, including:

•	preparation of technology and related processes for commercial deployment;
•
securing profitable license agreements with global customer licensees, which in turn depends upon the demand for new micro-crop technologies and, consequently, the demand for and price of the ultimate products produced by the Company’s technology;

•
the timing and cost of delivery of technology as required by license agreements with prospective customer licensees, which is expected to include the completion of design work specific to such customer licensees and oversight of the construction and successful operation of pilot plants at customer licensee locations; and

•	the ability and willingness of future customers to abide by the terms of the agreements and to make payments at agreed-upon rates

While the Company has a limited but growing list of prospective customer licensees, the Company’s costs are mostly variable and the Company does not have significant commitments other than its debt and lease obligations. The Company anticipates that its net loss from operations and net cash used in operations over the next 12 months will continue to decline as a result of cost reduction measures. The Company has never been profitable and has incurred significant losses and cash flow deficits since its inception. For the years ended December 31, 2012, 2011, and 2010, the Company reported net losses before non-controlling interest of $28.8 million, $28.5 million, and $44.5 million, respectively, and negative cash flows from operating activities of $14.6 million, $17.8 million, and $22.8 million, respectively. As of December 31, 2012, the Company had an aggregate accumulated deficit of $148.3 million. As a result of these net losses, cash flow deficits, and other factors, there is a substantial doubt about the Company’s ability to continue as a going concern.

The Company’s accompanying consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 2012, these adjustments would likely include the substantial impairment of the carrying amount of the Company’s non-cash assets of $2.2 million and potential contingent liabilities that may arise if the Company is unable to fulfill various operational commitments. In addition, the value of the Company’s securities, including common stock and warrants, would likely be significantly impaired. The Company’s ability to continue as a going concern is dependent upon it generating sufficient cash flow from operations and obtaining additional capital and financing.

On January 29, 2013 the Company secured an investment of $15,000,000 in the form of a senior secured convertible note (See Note 15 of the Financial Statements). The funds will be used to support working capital needs and operations of Parabel Ltd.

Off-Balance Sheet Arrangements

Not applicable.

Critical Accounting Policies and Management Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The Company believes that its estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

The Company’s critical accounting polices include:

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

Cash and Cash Equivalents and Cash Concentration

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. At December 31, 2012, the Company had approximately $0.4 million on deposit at a single financial institution.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying values of certain financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, accounts payable, and accrued expenses. Carrying values are assumed to approximate fair values for these financial instruments because they are short-term in nature and their carrying amounts approximate the amounts expected to be received or paid.

The carrying value of the Company’s fixed-rate notes payable-related party approximated their fair value based on the market conditions at the time of issuance for similar debt instruments.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expensed.

Long- Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest permanent impairment. Specifically, senior management of the Company considers in each reporting period the effectiveness of the Company’s significant assets to determine if impairment indicators such as physical deterioration, process change or technological change have resulted in underperformance, obsolescence or a need to replace such assets. The Company groups its assets into three primary categories for this purpose. Due to the nature of the Company’s business, cash flows are not derived from specific asset groups; therefore, this grouping is merely to aid the Company’s analysis:

•	Office equipment, including leasehold improvements
•	Demonstration system and engineering equipment
•	Computer software and hardware – applications and networking

The Company does not consider its net loss or cash outflow from operations to be an indicator of asset impairment as such financial results are typical for technology companies that are in the development stage. Rather, management evaluates the state of the technology, its process toward technical and business milestones, and relevant external market factors to ascertain whether a potential impairment has occurred. During 2012 and 2011, the Company identified certain changes in its process development plans that eliminated or changed the need or expected use of certain assets. As a result, during the years ended December 31, 2012 and 2011, impairment charges of $0.1 million and $0.4 million, respectively, were recorded as a reduction of property and equipment and an addition to research and development expense in order to reduce these assets to their estimated realizable value. No impairment indicators were noted during the year ended December 31, 2010 and the Company’s process of monitoring these assets was unchanged during this period.

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

The effect of 2,599,245, 2,592,143 and 2,598,629 weighted average warrants and 968,922, 1,561,799 and 1,083,475 weighted average options were not included for the years ended December 31, 2012, 2011 and 2010, respectively, as they would have had an anti-dilutive effect.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation. This Statement requires that the cost resulting from all stock-based transactions be recorded in the consolidated financial statements. The Statement establishes fair value as the measurement objective in accounting for stock-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for stock-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in stock-based payment transactions. (See Note 9 in the accompanying consolidated financial statements).

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires disclosure about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 is to be applied prospectively and is effective for fiscal years and interim periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Parabel, Inc.

We have audited the accompanying consolidated balance sheets of Parabel, Inc. (a Development Stage Entity and a Delaware corporation) and subsidiary (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2012 and for the period from inception (September 22, 2006) to December 31, 2012. and the related consolidated statements of changes in stockholders' deficit for each of the six years in the period ended December 31, 2012 and for the period from inception (September 22, 2006) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also indudes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parabel, Inc (a Development Stage Entity) and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 and for the period from inception (September 22, 2006) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $28,784,303 during the year ended December 31, 2012, and, as of that date, the Company's current liabilities exceeded its current assets by $1,480,877 and its total liabilities exceeded its total assets by $106,247,167. These conditions, along with the other matters as set forth in Note 2, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP
Orlando, Florida
April 1, 2013

Parabel Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$363,399	$8,842,269
Restricted cash	75,089	75,286
Prepaid expenses	81,901	116,672
Other current assets	—	777,594
Total current assets	520,389	9,811,821

Property and equipment	2,645,281	3,066,217
Accumulated depreciation	(2,059,142)	(1,974,566)
Net property and equipment	586,139	1,091,651
Deposits	251,723	256,015
Total assets	$1,358,251	$11,159,487

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,155,399	$948,375
Accrued expenses	845,867	1,195,374
Accrued expenses - related party	—	11,294,885
Deferred revenue	—	612,500
Current portion of notes payable - related party	—	78,914,092
Total current liabilities	2,001,266	92,965,226

Deferred rent	34,000	32,280

Accrued expenses - related party	19,070,289	—
Notes payable - related party	86,499,863	—
Total liabilities	107,605,418	92,997,506

Commitments and Contingencies (Note 8)
Stockholders’ deficit:
Preferred stock - $.001 par value, 25,000,000 shares authorized; no shares issued or outstanding at December 31, 2012 and 2011	—	—
Common stock - $.001 par value, 300,000,000 shares authorized; 106,920,730 and 106,920,730 shares issued and outstanding at December 31, 2012 and 2011, respectively	106,921	106,921
Paid in capital	39,391,137	39,801,148
Deficit accumulated during the development stage	(148,302,262)	(122,887,794)
Parabel Inc. stockholders’ deficit	(108,804,204)	(82,979,725)
Non-controlling interest	2,557,037	1,141,706
Total stockholders’ deficit	(106,247,167)	(81,838,019)

Total liabilities and stockholders’ deficit	$1,358,251	$11,159,487

See the accompanying notes to the consolidated financial statements.

Parabel Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Years Ended			For the Period From September 22, 2006 (Inception) Through
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2012

Revenue	$650,000	$—	$—	$650,000
Costs and expenses:
Cost of sales	81,393	—	—	81,393
Selling, general and administrative	12,176,069	10,824,152	21,849,915	73,666,650
Research and development	8,078,772	10,198,477	17,424,316	66,746,246
Interest expense - related party	8,653,003	6,633,036	4,076,905	24,769,097
Depreciation	445,066	848,897	1,128,249	3,884,452
Total costs and expenses	29,434,303	28,504,562	44,479,385	169,147,838

Net loss	(28,784,303)	(28,504,562)	(44,479,385)	(168,497,838)
Net loss attributable to non-controlling interest	3,369,835	3,639,627	6,469,356	20,195,576
Net loss attributable to Parabel Inc.	$(25,414,468)	$(24,864,935)	$(38,010,029)	$(148,302,262)
	5
Earnings per share attributable to Parabel Inc. common stockholders:
Weighted average basic and diluted common shares outstanding	106,920,730	106,920,730	106,731,469

Basic and diluted loss per share	$(0.24)	$(0.23)	$(0.36)

See the accompanying notes to the consolidated financial statements.

Parabel Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficit
Period From Inception (September 22, 2006) to December 31, 2012

	Common Stock Shares	Amount	Paid in Capital	Non-Controlling Interest	Deficit Accumulated During the Development Stage	Total
Shares issued at inception for cash	100,000,000	$100,000	$388,532	$—	$—	$488,532
Net loss	—	—	—	—	(1,410,724)	(1,410,724)
Balance - December 31, 2006	100,000,000	$100,000	$388,532	$—	$(1,410,724)	$(922,192)
Amortization of PA LLC interests to employees	—	—	276,986	—	—	276,986
Net loss	—	—	—	—	(8,346,378)	(8,346,378)
Balance - December 31, 2007	100,000,000	$100,000	$665,518	$—	$(9,757,102)	$(8,991,584)
Amortization of PA LLC interests to employees	—	—	2,240,041	200,000	—	2,440,041
Shares issued for cash	3,174,603	3,175	9,996,825	—	—	10,000,000
Shares issued for unearned services	1,000,000	1,000	(1,000)	—	—	—
Amortization of unearned services	—	—	43,750	—	—	43,750
Issuance of option as additional consideration for debt	—	—	1,453,000	—	—	1,453,000
Reverse merger	99,586	99	—	—	—	99
Net loss	—	—	—	(162,400)	(19,987,850)	(20,150,250)
Balance - December 31, 2008	104,274,189	$104,274	$14,398,134	$37,600	$(29,744,952)	$(15,204,944)
Shares issued for services	160,524	160	537,652	—	—	537,812
Shares issued for cash	500,000	500	3,999,500	—	—	4,000,000
Shares issued with purchase price guaranty	937,500	938	(938)	—	—	—
Shares and warrants issued for other current assets	357,143	357	3,017,787	—	—	3,018,144
Amortization of PA LLC interests to employees	—	—	—	1,987,552	—	1,987,552
Amortization of options issued to employees	—	—	588,653	—	—	588,653
Amortization of unearned services	—	—	1,575,000	—	—	1,575,000
Net loss	—	—	—	(6,554,358)	(30,267,878)	(36,822,236)
Balance - December 31, 2009	106,229,356	$106,229	$24,115,788	$(4,529,206)	$(60,012,830)	$(40,320,019)
Return of common stock for other current asset	(106,126)	(106)	(341,620)	—	—	(341,726)
Shares issued for cash	810,000	810	6,479,190	—	—	6,480,000
Shares issued with put option or purchase price guaranty, net of purchase price guaranty expirations	—	—	7,400,000	—	—	7,400,000
Amortization of PA LLC interests to employees	—	—	(794)	12,903,744	—	12,902,950
Amortization of options issued to employees	—	—	922,549	—	—	922,549
Amortization of unearned services	—	—	1,531,250	—	—	1,531,250
PA LLC units returned for surrendered technology license	—	—	(2,283,115)	1,683,115	—	(600,000)
Net loss	—	—	—	(6,469,356)	(38,010,029)	(44,479,385)
Balance - December 31, 2010	106,933,230	$106,933	$37,823,248	$3,588,297	$(98,022,859)	$(56,504,381)
Put option exercised by former executive	(12,500)	(12)	12	—	—	—
Amortization of PA LLC interests to employees	—	—	(845)	1,193,036	—	1,192,191
Amortization of options issued to employees	—	—	936,769	—	—	936,769
Amortization of stock appreciation rights issued to executive	—	—	1,041,964	—	—	1,041,964
Net loss	—	—	—	(3,639,627)	(24,864,935)	(28,504,562)
Balance - December 31, 2011	106,920,730	$106,921	$39,801,148	$1,141,706	$(122,887,794)	$(81,838,019)
Amortization of PA LLC interests to employees	—	—	(278)	87,415	—	87,137
Amortization of options to acquire PA LLC interests	—	—	—	2,498,260	—	2,498,260
Amortization of options issued to employees	—	—	237,075	—	—	237,075
Amortization of stock appreciation rights issued to executive	—	—	1,923,624	—	—	1,923,624
PA LLC units returned for cash settlement	—	—	(1,117,432)	744,462	—	(372,970)
Exercise of option to acquire PA LLC interests	—	—	(1,453,000)	1,455,029	—	2,029
Net loss	—	—	—	(3,369,835)	(25,414,468)	(28,784,303)
Balance - December 31, 2012	106,920,730	$106,921	$39,391,137	$2,557,037	$(148,302,262)	$(106,247,167)

See the accompanying notes to the consolidated financial statements.

Parabel Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
	December 31, 2012	December 31, 2011	December 31, 2010	For the Period From September 22, 2006 (Inception) Through December 31, 2012
Cash flows from operating activities:
Net loss	$(28,784,303)	$(28,504,562)	$(44,479,385)	$(168,497,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount	—	—	375,000	1,453,000
Amortization of Company options	237,075	936,769	922,549	2,685,047
Amortization of stock appreciation rights	1,923,624	1,041,964	—	2,965,587
Amoritization of unearned services	—	—	1,531,250	3,150,000
Amortization of PA LLC interests to employees	87,137	1,192,191	12,902,950	18,886,857
Amortization of options to acquire PA LLC interests	2,498,260	—	—	2,498,260
Interest added to notes payable - related party	1,085,771	1,026,358	973,638	12,461,612
Expenses paid by issuance of common stock	—	—	—	1,214,230
Gain on settlement of accrued liability	(433,295)	—	—	(433,295)
Depreciation	445,066	848,897	1,128,249	3,884,452
Impairment loss	62,575	409,674	179,099	651,348
(Gain) Loss on disposition of equipment	(39,665)	127,777	62,766	277,708
Write-off of other current assets	780,873	830,375	456,389	2,067,637
Change in operating assets and liabilities:
Decrease (increase) in restricted cash	197	249,714	(325,000)	(75,089)
(Increase) decrease in prepaid expenses	34,771	(14,656)	7,703	(101,515)
(Increase) in other current assets	(3,279)	(414,276)	—	(417,555)
Decrease (increase) in deposits	4,292	(231,201)	—	(232,109)
(Increase) in other non-current assets	—	—	(109,720)	(109,720)
Increase (decrease) in accounts payable and accrued expenses	1,852,891	(860,973)	(88,563)	1,493,336
Increase in accrued expenses - related party	6,213,325	5,369,878	3,179,571	16,389,802
(Decrease) increase in deferred revenue	(612,500)	112,500	500,000	—
Increase in deferred rent	1,720	32,280	—	34,000
Net cash provided by (used in) operating activities	(14,645,465)	(17,847,291)	(22,783,504)	(99,754,245)
Cash flows from investing activities:
Proceeds from sale of assets	191,751	42,820	7,500	278,071
Acquisition of property and equipment	(154,215)	(619,142)	(1,042,416)	(5,677,718)
Net cash used in investing activities	37,536	(576,322)	(1,034,916)	(5,399,647)
Cash flows from financing activities:
Member contributions	—	—	—	488,532
Reverse merger	—	—	—	99
Exercise of put option	—	(100,000)	—	(100,000)
Exercise of option to acquire PA LLC interests	2,029	—	—	2,029
Common stock and warrants issued for cash	—	—	6,480,000	27,980,000
Borrowings under notes payable - related party	6,500,000	26,225,000	15,200,000	76,119,601
PA LLC units returned for cash and surrendered technology license	—	—	(600,000)	(600,000)
PA LLC units returned for cash settlement	(372,970)	—	—	(372,970)
Issuance of common stock and warrants for cash	—	—	1,200,000	2,000,000
Net cash provided by financing activities	6,129,059	26,125,000	22,280,000	105,517,291
Net increase (decrease) in cash	(8,478,870)	7,701,387	(1,538,420)	363,399
Cash and cash equivalents - beginning of period	8,842,269	1,140,882	2,679,302	—
Cash and cash equivalents - end of period	$363,399	$8,842,269	$1,140,882	$363,399
Non-cash investing and financing activities:
Stock and warrants issued for other liabilities, net	$—	$(100,000)	$(7,400,000)	$—
Common stock issued for unearned services	$—	$—	$—	$3,150,000
Issuance of shares for other current asset	$—	$—	$—	$1,200,000
Return of common stock for other current asset	$—	$—	$(341,726)	$(341,726)
Liability repaid with restricted cash	$—	$2,000,000	$—	$4,000,000

See the accompanying notes to the consolidated financial statements.

Parabel Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 1 Organization

Parabel Inc. (the “Company”, formerly named “PetroAlgae Inc.”) began its operations through its controlled subsidiary, PA LLC (formerly known as PetroAlgae LLC), on December 19, 2008, as a result of the reverse acquisition described below. PA LLC was formed by XL TechGroup, LLC (“XL Tech”, a related party and its sponsor and parent until December 19, 2008) on September 22, 2006 as a Delaware limited liability company to develop technologies to commercially grow, harvest and process locally-available aquatic plants (“micro-crops”). PA LLC is a technology development and licensing company that provides micro-crop technology to address the global demand for new sources of feed and food. The Company has developed proprietary technology, which it believes will enable customer licensees to grow, harvest and process micro-crops to produce Lemna Protein Concentrate (“LPC”) and Lemna Meal (“LM”). In the near-term, the Company is positioning LPC and LM in animal feed markets, as fish meal and alfalfa meal alternatives, respectively. In addition, the Company expects LPC to be applied in human food markets.

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

On December 5, 2012, PA LLC formed a wholly-owned subsidiary Parabel Ltd. organized under the laws of the Cayman Islands to which it transferred on January 29, 2013, substantially all of the assets of PA LLC.

Note 2 Going Concern

As of December 31, 2012, the Company is in the development stage as it continues to develop its products and has not yet recognized any significant revenues. The Company intends to transition from the development stage to the commercialization stage depending upon the timing and its success in achieving its business development milestones. The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has never been profitable and has incurred significant losses and cash flow deficits. For the years ended December 31, 2012, 2011, 2010, and the period from September 22, 2006 (inception) to December 31, 2012, the Company reported net losses of $ 28.8 million, $28.5 million, $44.5 million, and $168.5 million, respectively, and negative cash flows from operating activities of $14.6 million, $17.8 million, $22.8 million, and $99.8 million, respectively. As of December 31, 2012, the Company has an aggregate accumulated deficit of $148.3 million. The Company anticipates that it will continue to report losses and negative cash flows during 2013. As a result of these net losses, cash flow deficits, and substantial debt that is due on June 30, 2017, there is a substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ability to continue as a going concern is dependent upon generating sufficient cash flows from operations and obtaining additional capital and financing. The Company has been, and continues to be, principally dependent on funding from its principal shareholder. The principal amount of debt obligations as of December 31, 2012 is $86.5 million. The principal balance of notes payable – related party and the $18.0 million of interest payable thereon is due June 30, 2017. The Company has cash and cash equivalents of $0.4 million as of December 31, 2012 and anticipates having sufficient working capital requirement to continue its operation during 2013. Subsequent to the year ended December 31, 2012, the Company secured $15.0 million in convertible debt financing from an unaffiliated investor (See Note 15).

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

Cash and Cash Equivalents and Cash Concentration

Cash and cash equivalents include unsecured money market funds and other liquid financial instruments with a maturity of three months or less at the date of purchase. At December 31, 2012 and 2011, the Company had approximately $0.4 million and $8.9 million, respectively, on deposit at a single financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $0.25 million. The Company has not experienced any losses in such accounts.

Restricted Cash

As of December 31, 2012 and 2011, restricted cash consisted of $0.1 million, respectively, that was held in escrow per a credit card arrangement with the Company’s financial institution.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying values of certain financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, restricted cash, accounts payable, and accrued expenses. Carrying values are assumed to approximate fair values for these financial instruments because they are short term in nature and their carrying amounts approximate the amounts expected to be received or paid.

The carrying value of the Company’s fixed-rate notes payable-related party approximated their fair value based on the market conditions at the time of issuance for similar debt instruments.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expensed. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term.

Long- Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest permanent impairment. Specifically, management of the Company considers in each reporting period the effectiveness of the Company’s significant assets to determine if impairment indicators such as physical deterioration, process change or technological change have resulted in underperformance, obsolescence or a need to replace such assets. The Company groups its assets into three primary categories for this purpose. Due to the nature of the Company’s business, cash flows are not derived from specific asset groups; therefore, this grouping is merely to aid the Company’s analysis:

•	Office equipment, including leasehold improvements
•	Demonstration system and engineering equipment
•	Computer software and hardware – applications and networking

The Company does not consider its net loss or cash outflow from operations to be an indicator of asset impairment as such financial results are typical for technology companies that are in the development stage. Rather, management evaluates the state of the technology, its process toward technical and business milestones, and relevant external market factors to ascertain whether a potential impairment has occurred. During 2012, 2011, and 2010, and for the period from inception (September 22, 2006) to December 31, 2012 the Company identified certain changes in its process development plans that eliminated or changed the need or expected use of certain assets. As a result, during the years ended December 31, 2012, 2011, and 2010, and for the period from inception (September 22, 2006) to December 31, 2012  impairment charges of $0.1 million, $0.4 million, $0.2 million, and $0.7 million respectively, were recorded as a reduction of property and equipment and an addition to research and development expense in order to reduce these assets to their estimated realizable value. No impairment indicators were noted during the year ended December 31, 2009 or any prior period and the Company’s process of monitoring these assets was unchanged during these periods.

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

PA LLC is organized as a limited liability company under the state law of Delaware. As a limited liability company that has elected to be taxed as a partnership, PA LLC’s earnings pass through to the members and are taxed at the member level. Accordingly, the income tax provision included in the accompanying consolidated financial statements represents the tax impact to the Company arising from its ownership interest in the operations related to PA LLC.

Loss Per Share

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents are not considered as their effect would be anti-dilutive.

The effect of 2,592,143, 2,592,143 and 2,598,629 weighted average warrants and 968,922, 1,561,799 and 1,083,475 weighted average options were not included for the years ended December 31, 2012, 2011 and 2010, respectively, as they would have had an anti-dilutive effect.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation. This statement requires that the cost resulting from all stock-based transactions be recorded in the consolidated financial statements. The statement establishes fair value as the measurement objective in accounting for stock-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for stock-based payment transactions with employees. The statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in stock-based payment transactions. (See Note 9).

Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

Comprehensive Income

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 only impacts presentation and did not have any effect on the Company’s consolidated financial statements or on its financial condition.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. ASU 2011-12 is effective for annual periods beginning after December 15, 2011. The adoption of ASU 2011-12 only impacts presentation and did not have any effect on the Company’s consolidated financial statements or on its financial condition.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires disclosure about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 is to be applied prospectively and is effective for fiscal years and interim periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Note 4 Other Assets

In December 2011, the Company filed an amendment to its registration statement with the Securities and Exchange Commission (SEC) and capitalized the associated legal and accounting costs of $0.6 million which are included in other current assets on the accompanying December 31, 2011 consolidated balance sheet.

As of December 2012 the capitalized cost was expensed, as the Company’s registration statement was withdrawn because of unfavorable market conditions.

Note 5 Property and Equipment
	As of December 31,		Estimated useful
	2012	2011	lives (years)
Leasehold improvements	$178,920	$358,257	2	-	5
Furniture and fixtures	54,810	84,702	3	-	7
Automobiles	10,410	29,749	2	-	4
Computer and office equipment	159,636	186,588	1	-	5
Engineering equipment	1,968,406	2,070,492	2	-	7
Land	130,202	130,202
Software and networking	142,897	206,227	1	-	5
Total cost basis	2,645,281	3,066,217
Less accumulated depreciation	(2,059,142)	(1,974,566)
Total Property and Equipment	$586,139	$1,091,651

Depreciation expense was $0.4 million, $0.8 million, $1.1 million, and $3.9 million for the years ended December 31, 2012, 2011, 2010, and the period from September 22, 2006 (inception) to December 31, 2012, respectively. For the years ended December 31, 2012, 2011, and 2010, impairment charges of $0.1 million, $0.4 million, and $0.2 million respectively, were recorded as a reduction of property and equipment and an addition to research and development expense. No impairment charges were recorded for the year ended December 31, 2009 or any prior period. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term.

Note 6 Accrued Expenses

Accrued expenses are comprised of the following components:

	As of December 31,
	2012	2011
Accrued payroll and bonus	$247,460	$761,557
Accrued vacation compensation	$121,741	$231,094
Accrued legal, accounting and engineering fees	$170,814	$129,382
Other accruals	$305,852	$73,341
Total Accrued Expenses	$845,867	$1,195,374

Note 7 Notes Payable – Related Party

During 2007 and 2008, the Company received funding from XL Tech in the form of a note with an interest rate of prime + 2%, with the interest drawing into the note after each month. In January 2008, an option to acquire 2,029,337 membership interests in PA LLC for 30 years at a price of less than one cent each was issued to XL Tech as additional consideration for funding under the note. The issuance of this option has been accounted for as an original issue discount on the related debt in the initial amount of approximately $1.5 million and has been amortized over the original term of the debt of 5 years.

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

During the year ended December 31, 2012, PetroTech funded a total of $6.5 million to PA LLC pursuant to the terms of 12 separate senior secured term notes, all of which are included in the $55.1 million notes payable in the following table. Notes payable consist of the following at December 31, 2012 and 2011:

	As of December 31, 2012	As of December 31, 2011
Note Payable to Valens U.S. SPV I, LLC	$417,512	$417,512
- Interest accrues monthly, at 12% per annum
- Note is due on June 30, 2017
Notes Payable to PetroTech	55,147,089	48,647,089
- Interest accrues monthly, at 12% per annum
- Notes are due on June 30, 2017
Convertible Note Payable to PetroTech	10,000,000	10,000,000
- Interest accrues monthly at 12% per annum
- Note is due on June 30, 2017 if not converted to common shares as described below
Up to $25,000,000 Note Payable to PetroTech	20,935,262	19,849,491
- Interest payable monthly and is drawn into note on a monthly basis at Prime + 2% (5.25% at December 31, 2012)
- Note is due on June 30, 2017
- Permits additional draws only to fund interest. Maximum balance of this note is limited to $25,000,000
Total Notes Payable - Related Party	$86,499,863	$78,914,092

On June 25, 2012, PetroTech and Valens U.S. SPV I, LLC agreed to extend the maturity of the notes payable – related party from June 30, 2012 to June 30, 2017. The agreements provide that in the event the Company or PA LLC hold, individually or together, cash or cash equivalents in excess of $50.0 million in the aggregate, then any such amounts held in excess of $50.0 million shall be applied to pre-pay the outstanding notes to the extent of such excess. The notes payable - related party are collectively secured by all of the Company’s assets. The convertible note payable to PetroTech allows the holder (at the holder’s option) to convert all or any portion of the issued and outstanding principal amount and accrued interest then due ($14.5 million as of December 31, 2012) into shares of the Company’s common stock at a fixed conversion price of $5.43 per share.

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

As of December 31, 2012 and 2011, interest in the amount of $18.0 million and $10.4 million, respectively, was accrued related to the notes payable - related party and is recorded in accrued expenses - related party on the accompanying consolidated balance sheets. During 2012 and 2011, additional accrued interest of $1.0 million and $1.0 million, respectively, was added to the principal balance of the floating-rate note and is recorded in notes payable-related party on the accompanying consolidated balance sheets.

Interest charged to operations on these notes was $8.7 million, $6.6 million, $4.1 million, and $24.8 million during the years ended December 31, 2012, 2011, 2010, and the period from September 22, 2006 (inception) to December 31, 2012, respectively. No interest was capitalized during these periods.

Note 8 Leases

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

During 2011, the Company also purchased the land on which its field-scale demonstration facility was operating in Fellsmere, Florida. The Company leased this land prior to its decision to purchase the site for $130,000 during the third quarter of 2011. During 2012 this demonstration facility was scaled down.

Rental expense for all operating leases during 2012, 2011, 2010, and since inception was $0.5 million, $0.5 million, $0.8 million, and $3.1 million, respectively.

Note 9 Stockholders’ Deficit

The Company’s equity consists of 300,000,000 shares of $.001 par value common stock, of which 106,920,730 shares had been issued and were outstanding as of December 31, 2012 and 2011. In addition, the Company may issue up to 25,000,000 shares of preferred stock. No preferred stock is issued.

Estimation of Common Stock Fair Value

In each reporting period, the Company has determined its best estimate of the fair value of its common stock by considering the following indicators of value to be utilized in various share based compensation and warrant valuations:

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

The fair value of the warrants was estimated using the Black-Scholes valuation model, based on the estimated fair value of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, an expected life equal to the remaining term of the instruments and an estimated volatility of 96.5%. Because the Level 3 indications of value were able to take into account important information pertaining to the amount, timing and risk of Company cash flows, they were given the most weight in our estimate of share value.

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

On November 1, 2010, in anticipation of the former President and Chief Operating Officer’s impending employment, the Company issued and sold 12,500 shares of its common stock to the former President and Chief Operating Officer at a price of $8.00 per share.

The former President and Chief Operating Officer also received a put option which gave him the option to sell any or all of the shares back to the Company for a purchase price of $8.00 at any time within one year of the original transaction. In accordance with (“ASC”) 480-10-25-8, the proceeds were recorded as liabilities related to equity issuance on the accompanying consolidated balance sheet as of December 31, 2010. During January 2011, Mr. Harris exercised his option and the Company repurchased all 12,500 shares of common stock for $100,000.

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

During the third quarter of 2008, five senior officers were granted an aggregate 1.34 million Interests that were subject to repurchase for $0.01 per unit until a significant liquidity event occurred. Because that condition had not yet been met, these grants were considered contingent and had not been amortized. The amount and nature of the liquidity event was changed in July 2009 from a requirement to obtain $150.0 million of distributions and/or debt repayments to the Company’s principal stockholder to a requirement to obtain $25.0 million of new liquidity for the Company. This change resulted in a $4.6 million increase in the unrecognized compensation expense to $6.0 million.

During the fourth quarter of 2010, the Company’s principal stockholder modified the terms of the grant to remove the right of the Company to repurchase the Interests held by all five officers, causing these grants to be immediately vested. This decision required a revaluation of the Interests held by the officers and immediate recognition of the calculated expense. Based upon current estimates and applying the same discounted cash flow methodology used as of the prior valuation dates, the compensation cost was increased to $11.4 million during the fourth quarter of 2010 and recognized as selling, general and administrative expense of $9.1 million or research and development expense of $2.3 million depending upon each officer’s role in the Company.

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

The settlement paid to the former employees and officers was allocated between the deferred compensation liability and the Class B units based upon the proportionate fair market value of each to the total of $0.4 million. The transaction was accounted for as a gain on the settlement of an accrued liability and a return or repurchase of equity interests of PA LLC. A gain of $0.4 million associated with the settlement of the deferred compensation claim was recognized in selling, general and administrative expense during the three months ended June 30, 2012. The Company followed the guidance of ASC 810-10-45-23 with respect to the recovery of the Class B units and handled the change in the parent’s ownership by adjusting the carrying amount of the controlling and non-controlling interests based on the change in their respective ownership share in the subsidiary. This transaction did not change the parent or controlling interest and remained at approximately 87%, which gave rise to a debit of $0.7 million to paid in capital attributable to Parabel Inc., since PA LLC had a large deficit accumulated during the development stage. In addition, the amount paid of $0.4 million was also recorded in paid in capital since it represents the cost to the controlling interest of acquiring a portion of the interest in the subsidiary that it did not previously own. The net effect of this transaction increased shareholders’ deficit attributable to Parabel Inc. by $1.1 million.

During the third quarter of 2012, the Company gave each Class B unit holders the option to elect to convert their Class B units into Class C units, which would enable them (at the discretion of the board of directors) to convert their Class C units into shares of Parabel Inc. common stock at a conversion ratio of 4.2 shares per Class C unit. The Company accounted for this transaction as a modification of an award, and the Company accordingly computed the fair value of the new awards as compared to the fair value of the original awards immediately before their terms were modified. There was no additional compensation cost recorded for the 712,170 units that were converted from Class B to Class C as the fair market value of the Class B units ($6.48 per unit) was in excess of the OTCQB trading price of the Parabel Inc. shares of $1.22 per share (multiplied by the 4.2 conversion ratio) as of the conversion date.

During the fourth quarter of 2012, the Company repurchased 819,853 Class B Units from former employees and cancelled those units. During the year ended December 31, 2012, 28,857 of unvested units were forfeited as a result of employees leaving the Company. During the third quarter of 2012, the Company offered Class B unit holders an opportunity to convert their Class B units into Class C units. As a result, 712,170 Class B units were converted into Class C units.

As of December 31, 2012, and 2011, respectively, the granted Interests, net of Interests forfeited, repurchased by the Company, or converted to Class C units, totaled 212,291 and 2,753,171, respectively, or 0.9% and 12.7%, respectively, of total outstanding units. These Interests give the recipient the right to participate in the income of PA LLC and any distribution that may arise from a liquidity event to the extent that such realized amounts exceed the ownership unit fair value at the date of grant.

The Company determined the fair value of these grants by estimating the proceeds that it may obtain from a range of possible future liquidity events such as a public equity offering or the sale of the Company. The timing of such liquidity events and the likelihood of their achievement was estimated based upon the information that existed as of the grant or valuation date. The weighted average future cash value was then discounted using an annual discount rate and the weighted average time from grant or valuation date to the liquidity event. This estimated cash present value was converted to a per share cash value and, based on the structure of the grant, the carrying amount per unit was subtracted to determine the fair value of each of the Interests.

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

For the years ended December 31, 2012, 2011, 2010, and the period from September 22, 2006 (inception) to December 31, 2012, compensation expense related to these Interests was $0.0 million, $1.2 million, $1.5 million, and $18.8 million, respectively. The related compensation expense is recognized as selling, general and administrative expense or research and development expense depending upon the recipient’s role in the Company. Amounts recognized as selling, general and administrative expense were $0.0 million, $0.0 million, $0.6 million and $3.2 million for the years ended December 31, 2012, 2011, 2010, and for the period from September 22, 2006 (inception) to December 31, 2012, respectively. Amounts recognized as research and development expense were $0.0 million, $1.2 million, $0.9 million and $4.2 million for the years ended December 31, 2012, 2011, 2010, and for the period from September 22, 2006 (inception) to December 31, 2012, respectively. An aggregate of 49,000, 85,000, 111,000, and 787,000 of these Interests were forfeited during the years ended December 31, 2012, 2011, 2010, and the period from September 22, 2006 (inception) to December 31, 2012, respectively.

Management Options Class C Units

As disclosed in Note 7, the Company issued an option in 2008 to XL Tech to acquire 2,029,337 ownership units in PA LLC at a price of less than one cent each, in connection with continued borrowings under a Company debt facility outstanding with XL Tech. The debt facility and the option were subsequently acquired by PetroTech. The issuance of this option was accounted for as an original issue discount on the related debt in the initial amount of approximately $1.5 million and was amortized over the original term of the debt. During the third quarter of 2012, PetroTech exercised their option to acquire 2,029,337 ownership units in PA LLC and simultaneously elected to convert them to Class C units. The $1.5 million that was originally accounted for as an original issue discount has been reclassified to non-controlling interest on the accompanying consolidated balance sheet as of December 31, 2012, along with the $2,029 exercise price received by the Company.

As of December 31, 2012, a total of 2,741,507 Class C units were outstanding. This represents 12.5% of total outstanding units. These units are convertible into 11,514,329 shares of common stock of Parabel Inc. at the discretion of the Company’s board of directors.

Class D Units

On November 8, 2012, the limited liability company agreement of PA LLC was amended and restated to provide for a new class of units (“Class D Units”) that are issuable to Parabel Inc. upon such terms and conditions as the board of directors of PA LLC may authorize. Unless specifically required otherwise by non-waivable provisions of the PA LLC operating agreement and notwithstanding anything contained herein to the contrary, Class D units shall not be entitled to vote on any matter submitted to the Members, but shall have such other rights, privileges, preferences, and obligations as are specifically provided for in this Agreement for Class D units. No Class D units shall be issued after the effective date other than to the Company and upon such terms and conditions as the Board shall authorize.

Non-controlling Interest

As of December 31, 2012 and December 31, 2011, non-controlling interests collectively owned approximately 13.4% and 12.7%, respectively, of PA LLC, and have allocated their respective portion of the loss of PA LLC. The amount of loss allocated was $3.4 million, $3.6 million, $6.5 million, and $20.2 million for the years ended December 31, 2012, 2011, 2010, and from September 22, 2006 (inception) to December 31, 2012 respectively.

Options to Acquire PA LLC Units

From May 21, 2012 to December 31, 2012, the Company granted certain of its employees 440,000 options, in the aggregate, to purchase Interests at an exercise price of $1.00 per Interest. The options vest over various terms, with 390,000 vested immediately upon grant, 30,000 vesting over a one-year period and 20,000 vesting based upon completion of a project. The fair value of the options when granted aggregated to $2.7 million and was calculated using the Black-Scholes pricing model with the following assumptions determined as of the date of grant: estimated fair value of the Interest of $6.48, expected term of 10 years, risk free interest rates ranging from 1.46% to 1.74%, an estimated volatility of 96.5%, and a dividend yield of 0%.

During the year ended December 31, 2012, approximately $2.6 million was charged to operations related to the outstanding options. Of the $2.6 million, $2.4 million was recognized as selling, general and administrative expense and $0.2 million was recognized as research and development expense, depending upon the recipient’s role in the Company. The fair value related to unvested options totaled $0.2 million and will be charged to operations over the remaining term of the options.

All of the holders of the above options elected to convert their options into options to acquire Class C units during the third quarter of 2012. The conversion was treated as a modification that did not result in any additional compensation expense as the fair market value of the options to acquire Class C units was in excess of the OTCQB trading price of the Parabel Inc. shares of $1.22 per share (multiplied by the 4.2 conversion ratio) as of the conversion date.

As of December 31, 2012, the options granted, net of forfeitures, totaled 420,000. Upon exercise, these options would be convertible into 1,764,000 shares of common stock at the discretion of the Company’s board of directors.

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

The weighted average period over which options not vested through December 31, 2012 are expected to vest is 29 months. During the years ended December 31, 2012 and 2011, approximately $0.2 million and $0.9 million, respectively, was charged to operations related to all of the outstanding options. The fair value related to unexercisable stock options as of December 31, 2012 totaled approximately $1.6 million and is expected to be expensed over the next three years.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Balance at December 31, 2008	—	$—	$—
Granted June 2009	1,072,500	$5.50	$2.70
Granted July 2009	45,000	$5.50	$2.83
Forfeited	(200,000)	$(5.50)	$(2.70)
Balance at December 31, 2009	917,500	$5.50	$2.37
Granted January 2010	322,000	$5.50	$3.80
Forfeited	(247,750)	$(5.50)	$(2.95)
Balance at December 31, 2010	991,750	$5.50	$2.68
Granted January 2011	623,000	$5.50	$3.27
Granted June 2011	351,000	$5.50	$3.96
Granted July 2011	265,000	$5.50	$3.96
Forfeited	(885,750)	$(5.50)	$(3.11)
Balance at December 31, 2011	1,345,000	$5.50	$3.49
Granted May 2012	200,000	$5.50	$0.98
Granted August 2012	100,000	$5.50	$0.98
Forfeited	(867,750)	$(5.50)	$(3.31)
Balance at December 31, 2012	777,250	$5.50	$2.73

The weighted average grant date fair value for vested options as of December 31, 2012 and 2011 was $3.71 and $3.12, respectively. The weighted average grant date fair value for unvested options as of December 31, 2012 and 2011 was $2.49 and $3.68, respectively.

The weighted average contractual life of stock options at December 31, 2012 and 2011 was as follows:

	2012	2011
Vested (years)	8.2	5.8
Unvested (years)	9.0	9.3
Total outstanding (years)	9.1	8.1

As of December 31, 2012, a total of 154,458 of the options granted were exercisable and the fair value of such options was $0.6 million. Because the Company has very little history from which to estimate forfeiture of options or grants, it accounts for such forfeitures prospectively, that is, in the period in which they actually occur.

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

As of December 31, 2012, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0.00 and the aggregate intrinsic value of currently exercisable stock options was $0.00. The intrinsic value of each option share is the difference between the estimated fair value of the Company’s stock and the exercise price of such option. No stock options have been exercised as of December 31, 2012.

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

In June 2011, the board of directors authorized the grant of one million SARs at a base grant price of $5.50 per share to its newly appointed Chief Executive Officer under the 2009 Plan. The SARs have a ten-year term and will vest in equal quarterly installments over a two-year period. In the event of a change of control (as defined in the 2009 Plan) or a qualified public offering (as defined in the executive’s employment agreement), the SARs will become 100% vested. The grant date fair value of the SARs aggregated to $3.8 million and was calculated using the Black-Scholes pricing model with the following assumptions determined as of the date of grant: estimated fair value of the common stock of $5.10, expected term of 5.75 years, risk free interest rate of 1.55%, an estimated volatility of 96.5%, and a dividend yield of 0%. The fair value will be charged to operations over the remaining vesting periods commencing on the grant date. For the years ended December 31, 2012 and 2011, compensation expense related to these SARs of $2.0 million and $1.0 million, respectively, was charged to selling, general and administrative expense.

Note 10 Retirement Plan

Employees of PA LLC may participate in a 401k retirement plan sponsored by the Company. PA LLC will match the contribution made by participating employees up to 4% of their eligible salaries. Matching contributions were $0.1 million, $0.1 million, $0.2 million, and $0.7 million during 2012, 2011, 2010, and from September 22, 2006 (inception) to December 31, 2012, respectively.

Note 11 Income Taxes

The Company has not recorded any income tax expense or benefit for the years ended December 31, 2012 and 2011 primarily due to its history of operating losses. Because the Company was a limited liability company and passed through its losses to its owners before the reverse acquisition (December 19, 2008), no federal or state tax benefit or provision was reported by the Company for periods before that date.

The reconciliation of income tax benefit at the statutory federal income tax rate of 35% to net income tax benefit for the years ended December 31, 2012 and 2011 is as follows:

	December 31,
	2012	2011
U.S. federal benefit at statutory rate	$(8,703,391)	$(9,691,551)
State income taxes, net of federal benefit	(766,521)	(917,772)
Nondeductible equity compensation	1,504,830	1,078,401
Other items	174,752	16,941
Prior year estimate to tax return adjustment	668,003	1,677,807
Increase in valuation allowance	7,122,327	7,836,174
Income tax expense	$—	$—

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows:

	December 31,
	2012	2011
Deferred tax assets
Net operating loss and research and development credit carryforwards	$29,879,016	$32,405,018
Intangibles and fixed assets	784,918	7,357,256
Accruals and other items	6,399,653	4,240,847
Stock-based compensation	—	—
Total deferred tax assets	37,063,587	44,003,121
Less: valuation allowance	(37,063,587)	(44,003,121)
Net deferred tax assets	$—	$—

At December 31, 2012 and 2011 the Company had net operating loss carryforwards of approximately $75.5 million and $82.3 million, respectively, available to reduce future taxable income, if any, for federal and state income tax purposes. The net operating loss carryforwards expire between 2028 and 2032, and valuation allowances equal to the full amounts have been provided.

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

The Company was assessed late filing penalties by the Internal Revenue Service related to the returns for PA LLC for the tax years ended December 31, 2009 and 2008. The Company paid approximately $50,000 during 2011 for penalties related to 2009. The charge was recorded in selling, general and administrative expenses for the year ended December 31, 2011. The penalties related to 2008 were waived by the Internal Revenue Service. As of December 31, 2012, the Company did not have any liability for uncertain tax positions.

The Company files U.S. and state income tax returns with varying statutes of limitations. Tax years 2008 and forward remain open to examination.

Note 12 Related Party Transactions

During the year ended 2012, 2011, and 2010, the Company incurred rent expense of $0.0 million, $0.0 million, and $0.5 million, respectively, in connection with office space sub-leased from XL Tech on a month-to-month basis.

During December 2008, the Company issued 1,000,000 shares of common stock for consulting services to be performed by a company owned by a board member through December 2010. These consulting services consist of general business and financial consulting and assistance in negotiating sales, financing, and other agreements. The fair value of the shares issued was $3.2 million which was initially recorded as unearned services, a reduction of paid in capital. During the year ended 2012, 2011, 2010, and the period from September 22, 2006 (inception) to December 31, 2012, $0.0 million, $0.0 million, $1.5 million, and $3.2 million, respectively, was amortized as selling, general and administrative expense.

As described in Note 7, the Company’s principal stockholder has funded notes payable in support of the Company’s operations. These notes payable provide for the accrual of interest through their June 30, 2017 maturity date and $18.0 million and $10.4 million, of such accrued interest is included in accrued expenses-related party as of December 31, 2012 and December 31, 2011, respectively. In addition, the Company’s principal stockholder has invoiced the Company for loan and corporate oversight expenses as well as out-of-pocket costs related to strategic and capital markets assistance. The total amount of such accrued expenses as of December 31, 2012 and December 31, 2011 was $1.1 million and $0.9 million, respectively, and is included in accrued interest and expenses-related party on the accompanying consolidated balance sheet. The interest expense for the year ended December 31, 2012 and December 31, 2011 was $8.7 million and $6.6 million, respectively. The Company’s principal stockholder has indicated that it will not require repayment of these accrued amounts until significant new funding is obtained from an unaffiliated source. On January 29, 2013 the Company received funding of $15,000,000 in the form of a senior convertible note (See Note 15).

Note 13 Commitments and Contingencies

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

During 2011, the Company also purchased the land on which its field-scale demonstration facility was operating in Fellsmere, Florida. The Company leased this land prior to its decision to purchase the site for $130,000 during the third quarter of 2011. During 2012 this demonstration facility was scaled down.

Rental expense for all operating leases during 2012, 2011, 2010 and since inception was $0.5 million, $0.5 million, $0.8 million, and $2.6 million, respectively.

Note 14 Legal Matters, License Obligations

On February 1, 2013, Asesorias e Inversiones Quilicura S.A. (“AIQ”), of Chile, initiated an arbitration before the International Chamber of Commerce (“ICC”) against PA LLC, a subsidiary of the Company, alleging that PA LLC is in breach of an Amended and Restated License Agreement with AIQ entered into as of October 25, 2011 (the “Agreement”). AIQ seeks: (i) damages of $974,238, (ii) a declaration that the Agreement is void, and (iii) a declaration that AIQ owes PA LLC no further obligations under the Agreement. On March 14, 2013, the ICC granted PA LLC’s request for an additional 30 days to submit an answer, which is now due on April 8, 2013. On March 15, 2013, PA LLC sent AIQ a notice of default under the Agreement on account of unpaid license fees in the amount of $500,000 plus accrued interest. AIQ has ten days from receipt of the notice to cure the default. No further proceedings have been had in the arbitration. PA LLC believes that it has meritorious defenses and will defend vigorously against AIQ’s claims. Nevertheless, there can be no assurance that PA will prevail in the arbitration. Arbitration proceedings are inherently unpredictable, and excessive awards do occur.

Note 15 Subsequent Events

Debt Financing

On January 16, 2013, PetroTech funded $150,000 to PA LLC pursuant to the terms of separate senior secured term notes. The note provides for interest at 12%, which is accrued as a payment-in-kind amount, and is due on June 30, 2017.

On January 29, 2013, Parabel Ltd., an exempt company under the Companies Law (2012 Revision) of the Cayman Islands, entered into a senior secured convertible note in an original principal amount of $15,000,000 (the “Senior Convertible Note”) with Dhabi Cayman One Ltd., a company under the Companies Law (as amended) of the Cayman Islands and an unaffiliated investor based in the United Arab Emirates (the “Purchaser”). The Purchaser also received an option to acquire additional notes on the same terms up to an aggregate principal amount of $5,000,000. The Senior Convertible Note is secured by a first priority perfected security interest in all of the assets of Parabel Ltd. Parabel Ltd. is a wholly-owned subsidiary of PA LLC and an indirect controlled subsidiary of Parabel Inc. The Senior Convertible Note matures on January 29, 2018, unless otherwise extended upon the written agreement of Parabel Ltd. and the Purchaser.

The Senior Convertible Note bears interest at 8% per annum, compounds each calendar quarter and is payable in arrears on the maturity date, or at such earlier date or dates when Parabel Ltd. has cash available to be distributed as determined in the sole discretion of the board of directors of the Parabel Ltd. The interest rate increases to 10% per annum upon the occurrence of, and during the continuance of, certain events of default.

The Senior Convertible Note and any accrued and unpaid interest are convertible at the Purchaser’s option into the number of shares of common stock of Parabel Ltd. (the “Common Stock”) equal to the dollar amount being converted divided by $1.00 per share of Common Stock, subject to adjustment if certain events of dilution occur. In addition, the Senior Convertible Note and any accrued and unpaid interest are also convertible by Parabel Ltd. upon the approval of the holders of a majority of the Senior Convertible Notes then outstanding or the Company conducting a public offering in which Parabel Ltd. receives net proceeds of at least $50,000,000.

On December 5, 2012, PA LLC formed a wholly-owned subsidiary, Parabel Ltd., organized under the laws of the Cayman Islands, to which it transferred on January 29, 2013 substantially all of the assets of PA LLC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Such system of controls and procedures was designed to obtain reasonable assurance of achieving its control objective. The Company’s management, including its principal executive officer and principal financial officer, has determined that as of December 31, 2012, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with GAAP, and (iii) compliance with applicable laws and regulations. Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2012. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Form 10-K.

Changes in Internal Controls

During 2012, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following identifies each of the directors and executive officers of Parabel Inc.
Name	Age	Positions
Anthony John Phipps Tiarks	57	Chief Executive Officer and Chairman
Peter Sherlock	57	Chief Operating Officer
Syed Naqvi	48	Chief Financial Officer and Secretary
Isaac D. Szpilzinger	64	Director
Sayan Navaratnam	38	Director

Set forth below is biographical information with respect to each of the aforementioned individuals.

Anthony John Phipps Tiarks has been the Company’s Chief Executive Officer since June 2011 and Chairman since February 2012. Prior to joining the Company, Mr. Tiarks was President and Chief Executive Officer of Liberty Aerospace, Inc., which he established in the United States in 2000 with the purpose of developing, certifying and delivering an entry level aircraft. Prior to starting Liberty Aerospace, Mr. Tiarks was the Managing Director in London of Donaldson, Lufkin & Jenrette, a U.S. investment bank, Chairman of Tide Brokers Limited, a wholesale money broker, and Managing Director of Tide (U.K.) Limited, an international foreign exchange fund management group. Mr. Tiarks holds a BSc in Systems and Management from City University, London, United Kingdom.

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

Syed Naqvi has been the Company’s Chief Financial Officer since May, 2012. Prior to joining Parabel, Mr. Naqvi was the Principal of business advisory firm Zurich Advisors, LLC. Prior to founding Zurich Advisors, Mr. Naqvi served from 2001 to 2009 as Chief Financial Officer of Celexpress, Inc. In prior assignments Mr. Naqvi held financial positions with Telmed, Inc., Hospital Corporation of America, and LabCorp Holdings. Mr. Naqvi holds a BBA in accounting from Florida Atlantic University and is a Certified Public Accountant.

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

Sayan Navaratnam has been a member of the Company’s board of directors and served on the board of PA LLC since December 2008. Since March 2009, Mr. Navaratnam has been a Senior Managing Director of Laurus Capital Management, LLC (“Laurus Capital”) and a Senior Managing Director of Valens Capital Management, LLC (“Valens Capital”), entities affiliated with our principal stockholders. Since 2004, he has been the Chairman of Creative Vistas, Inc., which installed and serviced broadband services to consumers and currently integrates security systems for commercial customers in Canada. From 2000 to 2003, Mr. Navaratnam was the Chief Operating Officer of ASPRO Technologies Ltd. ASPRO Technologies Ltd., which provided printer circuit boards to manufacturers of digital video recorders in the security industry and was sold in 2002 to private investors. He currently serves on the board of a number of other privately-held companies. Mr. Navaratnam holds an Honors Double Specialist degree in economics and political science from the University of Toronto. Mr. Navaratnam’s extensive background in technology, finance, operations, expertise in workout situations and experience as the chairman of a public company enable him to make a valuable contribution to the Company’s board of directors.

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

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics for all directors, officers and employees. The Code of Business Conduct and Ethics is available under the investor section of the Company’s website at www.parabel.com. A copy of the Code of Business Conduct and Ethics may also be obtained at no charge by written request to the attention of the Investor Relations Department at Parabel Inc., 1901 S. Harbor City Blvd., Suite 600, Melbourne, FL 32901, telephone: 321-409-7272, email: investorrelations@parabel.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Parabel’s directors and executive officers, and persons who own more than 10% of Parabel’s common stock, to report to the SEC their initial ownership of Parabel’s common stock, on Form 3, and any subsequent changes in that ownership, on Form 4. Reports on Form 3 must be filed within 10 days of becoming a beneficial owner, director or officer. Reports on Form 4 must be filed before the end of the second business day following the day on which the transaction effecting a change in ownership occurred. Parabel is required to disclose in this annual report any late filings or failures to file.

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to the Company's executive officers and directors during fiscal year 2013 were met, except that one Form 3 for each of Anthony Tiarks, Peter Sherlock and Syed Naqvi and one Form 4 for Anthony Tiarks was not filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as PA LLC’s principal executive officers during the last two completed fiscal years, and all non-cash compensation awarded to those same individuals as of December 31, 2012.

Name and Principal Position	Fiscal year	Salary	Bonus (8)	Stock Awards		Option Awards (3)		All Other Compensation	Total Compensation

Anthony J. Tiarks (1)	2011	$235,385	$30,000	$3,847,253	(1)	$—		$—	4,112,638
Chief Executive Officer and Chairman	2012	300,000	—	—		1,399,378	(1)	—	1,699,378
Peter E. Sherlock (2)	2011	$94,769	$10,000	$—		$792,000	(2)	$—	896,769
Chief Operating Officer	2012	220,000	10,000	—		466,459	(2)	—	696,459
Syed Naqvi (3)	2011	$—	$—	$—		$—		$—	—
Chief Financial Officer	2012	122,308	—	—		259,171	(3)	—	381,479
James P. Dietz (4)	2011	200,000	$—	$—		$654,215		$—	854,215
Chief Financial Officer (Former)	2012	98,884	—	—		—		—	98,884
Stefanie Lattner (5)	2011	$195,962	$—	$—		$524,266		$—	$720,228
Vice President - Operations (Former)	2012	121,988	—	—		—		—	121,988
John Kinney (6)	2011	$166,500	$—	$—		$163,554		$—	$363,079
Vice President - Corporate Development (Former)	2012	96,490	—	—		—		—	96,490
John S. Scott (7)	2011	$110,577	$—	$—		$—		$—	$110,577
Chairman & Chief Executive Officer (Former)	2012	—	—	—		—		—	—
David P. Szostak (8)	2011	$225,298	$—	$1,097,861	(2)	$—		$—	$1,323,159
Chief Financial Officer (Former)	2012	—	—	—		—		—	—

The following table sets forth information with respect to equity options in PA LLC as of December 31, 2012 held by PA LLC’s principal executive officers.

Name	Unvested Options	Vested Options (10)	Total Option Grants (10)
Anthony J. Tiarks	—	225,000	225,000
Peter E. Sherlock	—	75,000	75,000
Syed Naqvi	5,000	5,000	10,000

(1)
Mr. Tiarks joined the Company on June 15, 2011 and was named Chairman on February 9, 2012. In June 2011, the board of directors authorized the grant of one million SARs at a base grant price of $5.50 per share to Mr. Tiarks. The SARs have a ten-year term and will vest in equal quarterly installments of $125,000 over a 21 month period. In the event of a change of control (as defined in the 2009 Plan) or a qualified public offering (as defined in the executive’s employment agreement), the SARs will become 100% vested. During 2012 the Company granted 225,000 fully vested options to purchase Class C units of PA, LLC at a price of $1.00 per unit.

(2)
Mr. Sherlock joined the Company on July 21, 2011 as the Chief Operating Officer of the Company. In July 2011 the Company granted 200,000 options to purchase common shares at an exercise price of $5.50 per share to Mr. Sherlock. During 2012 the Company granted 75,000 fully vested options to purchase Class C units of PA, LLC at a price of $1.00 per unit.

(3)
Mr. Naqvi joined the Company on May 15, 2012 as the Chief Financial Officer of the Company. In May 2012, the Company granted 200,000 options to purchase common shares at an exercise price of $5.50 per share to Mr. Naqvi. The options vest over a period of four years from the grant date and expire 10 years from the grant date. During 2012 the Company granted 10,000 options to purchase Class C units of PA, LLC at a price of $1.00 per unit to be vested quarterly.

(4)	Mr. Dietz separated from the Company on April 13, 2012.
(5)	Ms. Lattner separated from the Company on July 6, 2012.
(6)	Mr. Kinney separated from the Company on May 18, 2012. During 2011, Mr. Kinney was reimbursed approximately $33,000 for his lodging and commuting expenses in addition to his salary.
(7)	Dr. Scott resigned as Chief Executive Officer on June 16, 2011, and he resigned as Chairman of the Board on February 9, 2012.
(8)	Mr. Szostak separated from the Company during 2011.
(9)	The Company currently does not have a bonus plan; however, certain individuals have bonus potential based upon specific criterion per their individual employment offers.
(10)
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

(11)
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

2012 Directors Compensation

For the year ended 2012, Mr. Szpilzinger received $18,063 as nonemployee director fees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the number and percentage of shares of the Company’s common stock owned of record and beneficially by each director, officer and named executive officer of the Company, and by each person beneficially owning more than five (5%) percent of any class of the common stock, as of December 31, 2012. Except as otherwise noted, the address of the referenced individual is c/o Parabel Inc., 1901 S. Harbor City Boulevard, Suite 600, Melbourne, FL 32901.

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

Name	Title of Stock Class	Beneficial Ownership	Percent of Class (5)
5% Holders
PetroTech Holdings Corp. (1) c/o Laurus Capital Management, LLC 875 Third Avenue 3rd Floor New York, New York 10022	Common Stock	100,000,000	93.5%
Other
Valens Capital Management LLC (2) 335 Madison Ave. 10th Floor New York, New York 10017	Common Stock	4,424,603	0.82%
Officers and Directors
Anthony John Phipps Tiarks (3)	Common Stock	875,000
Peter Sherlock (3)	Common Stock	50,000	-
Syed Naqvi (3)	Common Stock	-	-
Sayan Navaratnam (2)	Common Stock	1,000,000	0.94%
All Directors and Officers as a Group (9 persons)	Common Stock	1,925,000	1.80%

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

(2)	Indicates director.
(3)	Indicates officer.
(4)	Indicates named executive officer.
(5)	The percentage of common stock is calculated based upon 106,920,730 shares issued and outstanding as of December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

1. Notes Payable to Principal Shareholder

During 2012, the Company’s principal shareholder funded a total of $6.5 million to PA LLC in support of the Company’s operations, pursuant to the terms of 12 separate senior secured term notes. These notes payable provide for the accrual of interest at an annual rate of 12% through their June 30, 2017 maturity date. The Company has not paid any principal or interest on these notes during 2012. The outstanding amount of principal on these notes as of March 30, 2013 is $6.5 million. In January 2013 an additional $150,000 was funded by the Company’s principal shareholder (See Note 15). In addition, the Company’s principal shareholder has invoiced the Company for loan and corporate oversight expenses as well as out-of-pocket costs related to strategic and capital markets assistance. During 2012 and 2011, the amount of such reimbursable costs invoiced to the Company was $1.1 and 0.8 million respectively, which the Company has recorded as selling, general and administrative expense. The Company’s principal shareholder has indicated that it will not require repayment of these accrued amounts until significant new funding is obtained from an unaffiliated source.

2. Employment Agreements with Officers

The Company entered into the following employment agreements with the following executives: (i) Anthony John Phipps Tiarks as Chief Executive Officer of the Company, effective as of June 15, 2011, (ii) Peter Sherlock as Chief Operating Officer of the Company, effective as of July 21, 2011, and (iii) Syed Naqvi as Chief Financial Officer of the Company, effective as of May 17, 2012.

Each employment agreement has an initial term of one year and will continue on a year-to-year basis thereafter until the executive’s employment is not renewed or otherwise terminated as set forth therein.

Under his employment agreement Mr. Tiarks is entitled to the following compensation and benefits: (i) an annual base salary of $300,000 (subject to increase, but not decrease, in the sole discretion of the Company’s board of directors); (ii) a one-time signing bonus (before taxes) of $30,000; (iii) eligibility to receive an annual performance bonus based upon the achievement of targets established in the Company’s sole discretion; (iv) a grant of SARs on a base number of 1,000,000 of the Company’s shares at a base grant price of $5.50 per share; (v) eligibility to receive a special cash bonus upon the achievement of certain milestones; (vi) participation in a commission plan and (vii) a one-time bonus of $100,000 if the Company completes a total capital raise of at least $25,000,000. During the second quarter of 2012, the Company's board of directors agreed to a bonus in the amount of $300,000 to be paid to Mr. Tiarks upon receipt by the Company of $15,000,000 in capital debt or loans. Mr. Tiarks will receive an additional $300,000 bonus allocation if a total of four or more customers have started demonstration units and two customers have moved from a demonstration facility to a 150 hectare facility prior to the end of April 2013. Subsequent to the year ended 2012 Parabel Ltd. received $15,000,000 of funding (See Note 15) and paid Mr. Tiarks a bonus of $300,000 in connection with such funding. Under his employment agreement Mr. Sherlock is entitled to the following compensation and benefits: (i) an annual base salary of $220,000 (subject to increase, but not decrease, in the sole discretion of the Company’s board of directors); (ii) eligibility to receive an annual performance bonus based upon the achievement of targets established in the Company’s sole discretion; (iii) a grant of stock options on a base number of 200,000 of the Company’s shares at a base grant price of $5.50 per share; (iv) eligibility to receive a special cash bonus four times per year, each in the amount of $5,000, upon the achievement of certain milestones. Under his employment agreement Mr. Naqvi is entitled to the following compensation and benefits: (i) an annual base salary of $200,000 (subject to increase, but not decrease, in the sole discretion of the Company's board of directors); (ii) eligibility to receive an annual performance bonus based upon the achievement of targets established in the Company's sole discretion; (iii) a grant of stock options on a base number of 200,000 of the Company's shares at a base grant price of $5.50 per share.

Each of the executives is also entitled to (i) eligibility to participate in all employee benefit plans and programs maintained from time to time for the Company’s employees and (ii) four weeks of annual paid vacation.

In the event the executive’s employment is terminated for any reason (including by expiration of the term of his employment agreement), the executive will be paid the following through the date of termination: (i) any accrued but unpaid base salary; (ii) reimbursement for any business expenses properly incurred; and (iii) vested benefits, if any, to which he may be entitled under the Company’s employee benefit plans or stock option plans (“collectively, the Accrued Benefits”). If the executive’s employment is terminated by the Company for “cause”, then he shall not be entitled to any further compensation or benefits other than the Accrued Benefits. If the executive’s employment is terminated by the Company “other than for cause”, then the executive shall be entitled to the Accrued Benefits and (subject to signing a mutual release) a lump sum amount equal to the number of days (at the base salary date) between the date of termination and the next anniversary of the execution of the employment agreement. If the executive’s employment is terminated by him for “good reason”, then he shall be entitled to the Accrued Benefits and (subject to signing a mutual release) a lump sum amount equal to the number of days (at the base salary rate) between the date of termination and the next anniversary of the execution of his employment agreement. Each executive can voluntarily resign his employment at any time, effective 31 days following the date on which a written notice to such effect is delivered to the Company. If the executive’s employment is terminated through a voluntary resignation and for no other reason, he shall be entitled to payment of the Accrued Benefits. In the event of termination of employment by reason of the executive’s death, his beneficiary or estate, as applicable, shall be entitled to the payment of the Accrued Benefits. Following a termination by the Company for cause or voluntary resignation by the executive, each executive will be subject to a two-year non-competition and non-solicitation agreement. In addition, following termination of employment, each executive will be subject to a covenant not to disparage the Company.

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

3. List of Parents of Company

The information set forth in Item 12 herein is incorporated by reference herein.

4. Director Independence

None of the Company’s directors are independent as defined by the New York Stock Exchange Listed Company Manual.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by Grant Thornton LLP, the independent registered public accounting firm engaged by the Company in 2012 and 2011 to audit its consolidated financial statements.

	2012	2011
Audit fees (1)	$195,297	$349,177
Audit-related fees (2)	—	—
Tax fees (2)	—	—
All other fees (2)	—	—
Total	$195,297	$349,177

(1)	Audit fees were principally for audit work performed on the annual consolidated financial statements as well as review of the Company’s interim consolidated financial statements included in Form 10-Q.
(2)	Grant Thornton LLP did not provide any services in this category during the periods presented.

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

10.24
Separation Agreement, dated March 8, 2011, by and among Robert Harris, PA LLC and PetroAlgae Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed March 14, 2011)

10.25
Amended and Restated Limited Liability Company Agreement of PA LLC, dated February 16, 2007 (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K, filed December 29, 2008)

10.26
Lease Agreement, dated February 1, 2011, between One Harbor Financial Limited Company and PA LLC (incorporated by reference to Exhibit 10.26 to the registrant’s annual report on Form 10-K, filed march 30, 2012)

10.27
Employment Agreement, dated as of June 15, 2011, by and among PetroAlgae Inc., PA LLC and Anthony John Phipps Tiarks (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed June 16, 2011)

10.28
Employment Agreement, dated as of July 6, 2011, by and among PetroAlgae Inc., PA LLC and Peter Sherlock (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed August 3, 2011)

10.29
Amended and Restated License Agreement, dated as of October 25, 2011, by and between PA LLC and Asesorias e Inversiones Quilicura S.A. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed December 12, 2011)†

10.30
Joint Testing and Evaluation Agreement, dated July 11, 2011, by and between PA LLC and CRI Catalyst Company LP (incorporated by reference to Exihibit 10.30 to the registrant’s annual report on Form 10-K, filed March 30, 2012)

10.31
Employment Agreement, dated as of May 17, 2012, by and among Parabel Inc., PA LLC, and Syed Naqvi (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed May 18, 2012)

10.32
Omnibus Amendment and Reaffirmation Agreement, dated June 25, 2012, by and between PA LLC, and LV Administrative Services, Inc., as administrative and collateral agent for Petrotech Holdings, Corp., and acknowledged and agreed to by Parabel Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q, filed June 27, 2012)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s annual report on Form 10-K, filed March 31, 2009)

*21	Subsidiaries of the Registrant

*23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

*31.1	Rule 13a-14(a) Certification by the Principal Executive Officer

*31.2	Rule 13a-14(a) Certification by the Principal Financial Officer

*32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101
The following materials from Parabel Inc.’s Annual Report on Form 10-K for the year ended December 31, 202 are formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the twelve months ended December 31, 2012, December 31, 2011 and December 31, 2010 and the 76 months ended December 31, 2012; (iv) Consolidated Statements of Changes in Stockholders’ Deficit as of December 31, 2012; (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2012, December 31, 2011, December 31, 2010 and the 76 months ended December 31, 2012; and (vi) the Notes to the Consolidated Financial Statements.

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

Dated: April 1, 2013
PARABEL INC.

By:	/s/ Anthony John Phipps Tiarks
Anthony John Phipps Tiarks
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony John Phipps Tiarks	Chairman, Chief Executive Officer and
Anthony John Phipps Tiarks	Director (Principal Executive Officer)	April 1, 2013

/s/ Syed Naqvi	Chief Financial Officer
Syed Naqvi	(Principal Financial Officer)	April 1, 2013

/s/ Sayan Navaratnam	Director	April 1, 2013
Sayan Navaratnam

Director
Isaac D. Szpilzinger