Form 10-Q
period 2013-03-31
Parabel Inc.
filed 2013-05-15
CIK 927472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

There were 106,920,730 shares of common stock with a par value of $0.001 per share outstanding at May 15, 2013.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2013

PART I.	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS	3
	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2013 AND DECEMBER 31, 2012	3
	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 31, 2012, AND FOR THE PERIOD FROM INCEPTION (SEPTEMBER 22, 2006) THROUGH MARCH 31, 2013	4
	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM INCEPTION (SEPTEMBER 22, 2006) TO MARCH 31, 2013	5
	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 31, 2012, AND FOR THE PERIOD FROM INCEPTION (SEPTEMBER 22, 2006) THROUGH MARCH 31, 2013	7
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2013 (UNAUDITED)	8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
ITEM 4.	CONTROLS AND PROCEDURES	29

PART II.	OTHER INFORMATION	29

ITEM 1.	LEGAL PROCEEDINGS	29
ITEM 1A.	RISK FACTORS	29
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	29
ITEM 4.	MINE SAFETY DISCLOSURES	29
ITEM 5.	OTHER INFORMATION	29
ITEM 6.	EXHIBITS	29
	SIGNATURE	31

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Parabel Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$12,558,254	$363,399
Restricted cash	75,089	75,089
Prepaid expenses	75,497	81,901
Total current assets	12,708,840	520,389

Property and equipment	2,645,281	2,645,281
Accumulated depreciation	(2,135,183)	(2,059,142)
Net property and equipment	510,098	586,139
Deposits	251,723	251,723
Deferred loan cost	482,527	—
Total assets	$13,953,188	$1,358,251

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$862,192	$1,155,399
Accrued expenses	1,187,813	845,867
Total current liabilities	2,050,005	2,001,266

Deferred rent	34,000	34,000
Accrued expenses – related party	21,029,699	19,070,289
Interest payable	206,666	—
Notes payable – related party	86,925,841	86,499,863
Notes payable	15,000,000	—
Total liabilities	125,246,211	107,605,418

Stockholders’ deficit:
Preferred stock - $.001 par value, 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock - $.001 par value, 300,000,000 shares authorized; 106,920,730 shares issued and outstanding at March 31, 2013 and December 31, 2012	106,921	106,921
Paid in capital	40,783,451	39,391,137
Deficit accumulated during the development stage	(154,077,729)	(148,302,262)
Parabel Inc. stockholders’ deficit	(113,187,357)	(108,804,204)
Non-controlling interest	1,894,334	2,557,037
Total stockholders’ deficit	(111,293,023)	(106,247,167)
Total liabilities and stockholders’ deficit	$13,953,188	$1,358,251

See the accompanying notes to the consolidated financial statements.

Parabel Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			For the Period From September 22, 2006 (Inception) Through
	Three Months Ended March 31,		March 31,
	2013	2012	2013

Revenues:
License fees	$—	$500,000	$650,000
Total revenues	—	500,000	650,000

Costs and expenses:
Cost of sales	—	39,792	81,393
Selling, general and administrative	3,238,010	2,513,733	76,904,660
Research and development	742,391	1,635,253	67,488,637
Interest expense - related party	2,235,388	2,074,115	27,004,485
Interest expense	224,139	—	224,139
Depreciation	76,041	139,053	3,960,493
Total costs and expenses	6,515,969	6,401,946	175,663,807

Net loss	(6,515,969)	(5,901,946)	(175,013,807)
Net loss attributable to non-controlling interest	740,502	743,646	20,936,078

Net loss attributable to Parabel Inc.	$(5,775,467)	$(5,158,300)	$(154,077,729)

Basic and diluted common shares outstanding	106,920,730	106,920,730

Basic and diluted loss per share	$(0.05)	$(0.05)

See the accompanying notes to the consolidated financial statements.

Parabel Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficit
For the Period From Inception (September 22, 2006) to March 31, 2013
(Unaudited)

	Common Stock Shares	Amount	Paid in Capital	Non-Controlling Interest	Deficit Accumulated During the Development Stage	Total
Shares issued at inception for cash	100,000,000	$100,000	$388,532	$—	$—	$488,532
Net loss	—	—	—	—	(1,410,724)	(1,410,724)
Balance - December 31, 2006	100,000,000	$100,000	$388,532	$—	$(1,410,724)	$(922,192)
Amortization of PA LLC interests to employees	—	—	276,986	—	—	276,986
Net loss	—	—	—	—	(8,346,378)	(8,346,378)
Balance - December 31, 2007	100,000,000	$100,000	$665,518	$—	$(9,757,102)	$(8,991,584)
Amortization of PA LLC interests to employees	—	—	2,240,041	200,000	—	2,440,041
Shares issued for cash	3,174,603	3,175	9,996,825	—	—	10,000,000
Shares issued for unearned services	1,000,000	1,000	(1,000)	—	—	—
Amortization of unearned services	—	—	43,750	—	—	43,750
Issuance of option as additional consideration for debt	—	—	1,453,000	—	—	1,453,000
Reverse merger	99,586	99	—	—	—	99
Net loss	—	—	—	(162,400)	(19,987,850)	(20,150,250)
Balance - December 31, 2008	104,274,189	$104,274	$14,398,134	$37,600	$(29,744,952)	$(15,204,944)
Shares issued for services	160,524	160	537,652	—	—	537,812
Shares issued for cash	500,000	500	3,999,500	—	—	4,000,000
Shares issued with purchase price guaranty	937,500	938	(938)	—	—	—
Shares and warrants issued for other current assets	357,143	357	3,017,787	—	—	3,018,144
Amortization of PA LLC interests to employees	—	—	—	1,987,552	—	1,987,552
Amortization of options issued to employees	—	—	588,653	—	—	588,653
Amortization of unearned services	—	—	1,575,000	—	—	1,575,000
Net loss	—	—	—	(6,554,358)	(30,267,878)	(36,822,236)
Balance - December 31, 2009	106,229,356	$106,229	$24,115,788	$(4,529,206)	$(60,012,830)	$(40,320,019)
Return of common stock for other current asset	(106,126)	(106)	(341,620)	—	—	(341,726)
Shares issued for cash	810,000	810	6,479,190	—	—	6,480,000
Shares issued with put option or purchase price
Asset guaranty, net of purchase price	—	—	7,400,000	—	—	7,400,000
Amortization of PA LLC interests to employees	—	—	(794)	12,903,744	—	12,902,950
Amortization of options issued to employees	—	—	922,549	—	—	922,549
Amortization of unearned services	—	—	1,531,250	—	—	1,531,250
PA LLC units returned for surrendered technology license	—	—	(2,283,115)	1,683,115	—	(600,000)
Net loss	—	—	—	(6,469,356)	(38,010,029)	(44,479,385)
Balance - December 31, 2010	106,933,230	$106,933	$37,823,248	$3,588,297	$(98,022,859)	$(56,504,381)
Put option exercised by former executive	(12,500)	(12)	12	—	—	—
Amortization of PA LLC interests to employees	—	—	(845)	1,193,036	—	1,192,191
Amortization of options issued to employees	—	—	936,769	—	—	936,769
Amortization of stock appreciation rights issued to executive	—	—	1,041,964	—	—	1,041,964
Net loss	—	—	—	(3,639,627)	(24,864,935)	(28,504,562)
Balance - December 31, 2011	106,920,730	$106,921	$39,801,148	$1,141,706	$(122,887,794)	$(81,838,019)
Amortization of PA LLC interests to employees	—	—	(278)	87,415	—	87,137
Amortization of options to acquire PA LLC interests	—	—	—	2,498,260	—	2,498,260
Amortization of options issued to employees	—	—	237,075	—	—	237,075
Amortization of stock appreciation rights issued to executive	—	—	1,923,624	—	—	1,923,624
PA LLC units returned for cash settlement	—	—	(1,117,432)	744,462	—	(372,970)
Exercise of options to acquire PA LLC interests	—	—	(1,453,000)	1,455,029	—	2,029
Net loss	—	—	—	(3,369,835)	(25,414,468)	(28,784,303)
Balance - December 31, 2012	106,920,730	$106,921	$39,391,137	$2,557,037	$(148,302,262)	$(106,247,167)

See the accompanying notes to the consolidated financial statements.

Parabel Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficit
For the Period From Inception (September 22, 2006) to March 31, 2013
(Unaudited)

Amortization of PA LLC interests to employees	—	—	—	77,799	—	77,799
Amortization of Parabel Ltd. options to executives	—	—	497,114	—	—	497,114
Amortization of options issued to employees	—	—	185,792	—	—	185,792
Amortization of stock appreciation rights issued to executive	—	—	709,768	—	—	709,768
PA LLC units returned for cash settlement	—	—	(360)	—	—	(360)
Net loss	—	—	—	(740,502)	(5,775,467)	(6,515,969)
Balance - March 31, 2013	106,920,730	$106,921	$40,783,451	$1,894,334	$(154,077,729)	$(111,293,023)

See the accompanying notes to the consolidated financial statements.

Parabel Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			For the Period From September 22, 2006 (Inception) Through
	Three Months Ended March 31,		March 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(6,515,969)	$(5,901,946)	$(175,013,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount	—	—	1,453,000
Amortization of Company options	682,906	28,170	3,367,953
Amortization of stock appreciation rights	709,768	480,906	3,675,355
Amortization of unearned services	—	—	3,150,000
Amortization of PA LLC interests to employees	—	(27,946)	18,886,857
Amortization of options to acquire PA LLC interests	77,799	—	2,576,059
Expenses paid and interest added to notes payable - related party	275,977	264,585	12,737,589
Expenses paid by issuance of common stock	—	—	1,214,230
Gain on settlement of accrued liability	—		(433,295)
Depreciation	76,041	139,053	3,960,493
Impairment loss	—	—	651,348
Loss on disposition of equipment	—	—	277,708
Write-off of other non-current assets	—	—	2,067,637
Change in operating assets and liabilities:
Decrease (increase) in restricted cash	—	253	(75,089)
Decrease (increase) in prepaid expenses	10,139	19,607	(91,376)
(Increase) in other current assets	—	(169,488)	(417,555)
(Increase) in deposits	(3,734)	(362)	(235,843)
(Increase) in other non-current assets	—	—	(109,720)
(Decrease) increase in accounts payable	(293,207)	21,483	1,200,129
Increase in accrued expenses	2,301,356	1,741,976	18,691,158
Increase in interest payable	206,666	—	206,666
(Decrease) in deferred revenue	—	(500,000)	—
Increase in deferred rent	—	53	34,000

Net cash used in operating activities	$(2,472,258)	$(3,903,656)	$(102,226,503)

Cash flows from investing activities:
Proceeds from sale of asset	—	—	278,071
Acquisition of property and equipment	—	(40,377)	(5,677,718)

Net cash used in investing activities	$—	$(40,377)	$(5,399,647)

Cash flows from financing activities:
Member contributions	—	—	488,532
Reverse merger	—	—	99
Exercise of put option	—	—	(100,000)
Exercise of put option to acquire PA LLC interests	—	—	2,029
Common stock and warrants issued for cash	—	—	27,980,000
Borrowings under note payable - related party	150,000	1,500,000	76,269,601
Borrowings under note payable	15,000,000	—	15,000,000
PA LLC units returned for cash and surrendered technology license	—	—	(600,000)
PA LLC units returned for cash settlement	(360)	—	(373,330)
Deferred loan cost	(482,527)	—	(482,527)
Issuance of common stock and warrants for cash	—	—	2,000,000

Net cash provided by financing activities	$14,667,113	$1,500,000	$120,184,404

Net increase (decrease) in cash	12,194,855	(2,444,033)	12,558,254
Cash and cash equivalents - beginning of period	363,399	8,842,269	—

Cash and cash equivalents - end of period	$12,558,254	$6,398,236	$12,558,254

Non-cash investing and financing activities:
Liability incurred for other non-current asset	$—	$(47,598)	$—
Common stock issued for unearned services	$—	$—	$3,150,000
Issuance of shares for other current asset	$—	$—	$1,200,000
Return of common stock for other current asset	$—	$—	$(341,726)
Liability repaid with restricted cash	$—	$—	$4,000,000

See the accompanying notes to the consolidated financial statements.

Parabel Inc.

(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Note 1 Organization

Parabel Inc. (the “Company”), began its operations through its controlled subsidiary, PA LLC (formerly known as PetroAlgae LLC), on December 19, 2008, as a result of the reverse acquisition described below. PA LLC was formed by XL TechGroup, LLC (“XL Tech”, a related party and its sponsor and parent until December 19, 2008) on September 22, 2006 as a Delaware limited liability company to develop technologies to commercially grow, harvest and process locally-available aquatic plants (“micro-crops”). PA LLC is a technology development and licensing company that provides micro-crop technology to address the global demand for new sources of feed and food. The Company has developed proprietary technology, which it believes will enable customer licensees to grow, harvest and process micro-crops to produce Lemna Protein Concentrate (“LPC”) and Lemna Meal (“LM”). In the near-term, the Company is positioning LPC and LM in animal feed markets, as fish meal and alfalfa meal alternatives, respectively. In addition, the Company expects LPC to be applied in human food markets.

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

Parabel Ltd.

On December 5, 2012, PA LLC formed a wholly-owned subsidiary, Parabel Ltd., organized under the laws of the Cayman Islands, to which it transferred on January 29, 2013 substantially all of the assets of PA LLC. The Company’s principal stockholder released its security over the assets transferred to Parabel Ltd.

Parabel USA Inc.

On March 25, 2013, Parabel Ltd., formed a wholly-owned subsidiary, Parabel USA Inc. organized under the laws of the state of Delaware.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 8-03 of Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim period presented. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or any future period. For further information, refer to the consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on April 01, 2013.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, PA LLC and Parabel Ltd. Non-controlling interests are accounted for based upon the value or cost attributed to their investment adjusted for the share of income or loss that relates to their percentage ownership of the entire Company. All intercompany transactions and balances have been eliminated in consolidation.

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

During the fourth quarter of 2011, the Company completed the construction of its pilot-scale bioreactor for its customer licensee in South America, Asesorias e Inversiones Quilicura S.A. (“AIQ”). On March 31, 2012, the testing period during which the Company monitored and evaluated growth within the bioreactor was concluded and AIQ concurred in writing with the Company’s report declaring the success of the preliminary phase. As a result, the Company recognized $0.5 million of previously deferred revenue in its consolidated statement of operations during the three months ended March 31, 2012.

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

Restricted Cash

As of March 31, 2013 and December 31, 2012, restricted cash consisted of $0.1 million that was held in escrow per a credit card arrangement with the Company’s financial institution.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. The respective carrying values of certain financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, restricted cash, accounts payable, and accrued expenses. Carrying values are assumed to approximate fair values for these financial instruments because they are short-term in nature and their carrying amounts approximate the amounts expected to be received or paid.

The carrying value of the Company’s fixed-rate notes payable-related party approximate their fair value based on the current market conditions at the time of issuance for similar debt instruments.

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

The Company does not consider its net loss or cash outflow from operations to be an indicator of asset impairment as such financial results are typical for technology companies that are in the development stage. Rather, management evaluates the state of the technology, its process toward technical and business milestones, and relevant external market factors to ascertain whether a potential impairment has occurred. During 2012, the Company identified certain changes in its process development plans that eliminated or changed the need or expected use of certain assets. As a result, during the year ended December 31, 2012 impairment charges of $0.1 million were recorded as a reduction of property and equipment and an addition to research and development expense in order to reduce these assets to their estimated realizable value.

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

No impairment indicators were noted during the three months ended March 31, 2013 or 2012 and the Company’s process of monitoring these assets was unchanged during this period.

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

The effect of 2,592,143 and 2,592,143 weighted average warrants and 766,236 and 1,242,168 weighted average options were not included for the three months ended March 31, 2013 and 2012, respectively, as they would have had an anti-dilutive effect.

Recently Issued Accounting Pronouncements

Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires disclosure about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 is to be applied prospectively and is effective for fiscal years and interim periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Note 2 Going Concern

As of March 31, 2013, the Company is in the development stage as it continues to develop its products and has not yet recognized any significant revenues. The Company intends to transition from the development stage to the commercialization stage depending upon the timing and its success in achieving its business development milestones. The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has never been profitable and has incurred significant losses and cash flow deficits. For the three months ended March 31, 2013 and 2012, and the period from September 22, 2006 (inception) to March 31, 2013, the Company reported net losses of $6.5 million, $5.9 million, and $175.0 million, respectively, and negative cash flows from operating activities of $2.5 million, $3.9 million, and $102.2 million, respectively. As of March 31, 2013, the Company had an aggregate accumulated deficit of $154.1 million. The Company anticipates that it will continue to report losses and negative cash flows during 2013. As a result of these net losses, cash flow deficits, and substantial debt that is due on June 30, 2017, there is substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ability to continue as a going concern is dependent upon generating sufficient cash flows from operations and obtaining additional capital and financing. The principal amount of related party debt obligations as of March 31, 2013 was $86.9 million. The principal balance of notes payable – related party and the $19.9 million of interest payable thereon is due June 30, 2017. The principal amount of unrelated party debt obligations as of March 31, 2013 was $15.0 million.  The principal balance of notes payable – unrelated party and the $0.2 million of interest payable thereon is due on January 29, 2018.

The Company had cash and cash equivalents (on a consolidated basis) of $12.6 million as of March 31, 2013 and believes it has sufficient working capital to continue its operations through the end of 2013.

Note 3 Accrued Expenses

Accrued expenses are comprised of the following components:

	March 31, 2013	December 31, 2012
Accrued payroll and bonus	$277,201	$247,460
Accrued vacation compensation	99,029	121,741
Accrued legal, accounting and engineering fees	253,928	170,814
Other accruals	557,655	305,852
Total Accrued Expenses	$1,187,813	$845,867

Note 4 Notes Payable

During the three months ended March 31, 2013, PetroTech Holdings Corp. (“PetroTech”), a holding company controlled by the Company’s principal stockholder, funded a total of $0.2 million to PA LLC pursuant to the terms of separate senior secured term notes, all of which are included in the $55.3 million notes payable in the following table.

On January 29, 2013, Dhabi Cayman One Ltd., an unaffiliated investor based in the United Arab Emirates (“Dhabi”), funded a total of $15.0 million to Parabel Ltd. in the form of a senior secured convertible note.

Notes payable consist of the following:

	March 31, 2013	December 31, 2012
Note Payable to Valens U.S. SPV I, LLC	$417,512	$417,512
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2017

Notes Payable to PetroTech	55,297,089	55,147,089
- Interest accrues monthly at an annual rate of 12%
- Notes are due on June 30, 2017

Convertible Note Payable to PetroTech	10,000,000	10,000,000
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2017 unless converted to common shares as described below

Up to $25,000,000 Note Payable to PetroTech	21,211,240	20,935,262
- Interest payable monthly and is drawn into note on a monthly basis at Prime + 2% (5.25% at March 31, 2013 and December 31, 2012)

-Note is due on June 30, 2017
- Permits additional draws to fund interest. Maximum balance of this note is limited to $25,000,000
Total Notes Payable – Related Party	$86,925,841	$86,499,863

	March 31, 2013	December 31, 2012
Senior Convertible Note Payable to Dhabi Cayman One Ltd.	15,000,000	—
- Interest accrues monthly at an annual rate of 8% and is compounded quarterly	206,666	—
- Note is due on January 29, 2018
Total Notes Payable – Unrelated Party	$15,206,666	$—

The notes payable - related party are secured by all of the assets of Parabel Inc. and PA LLC. The convertible note payable to PetroTech allows the holder (at the holder’s option) to convert all or any portion of the issued and outstanding principal amount and/or accrued interest then due into shares of Parabel Inc.’s common stock at a fixed conversion price of $5.43 per share.

Each note payable - related party and the related master security agreement and equity pledge and corporate guaranty agreement contain provisions that specify events of default which could lead to acceleration of the maturity of the debt. These provisions prohibit the encumbrance or sale and require the maintenance and insurance of the secured assets. The loan agreements do not contain any required financial ratios or similar debt covenants. Generally, an event of default would arise if PA LLC became insolvent, filed for bankruptcy, allowed a change in control or had unresolved judgments against its assets. Through the date of this quarterly report, none of these events have occurred.

As of March 31, 2013 and December 31, 2012, interest in the amount of $19.9 million and $18.0 million, respectively, was accrued related to the notes payable - related party and is recorded in accrued expenses - related party on the accompanying consolidated balance sheets. During the three months ended March 31, 2013 and 2012, additional accrued interest of $0.3 million   was added to the principal balance of the floating-rate note and is recorded in notes payable - related party on the accompanying consolidated balance sheets.

During the three months ended March 31, 2013 and 2012, and the period from September 22, 2006 (inception) to March 31, 2013, interest charged to operations on these related party notes was $2.2 million, $2.1 million, and $27.0 million, respectively. No interest was capitalized during any of these periods.

The notes payable –unrelated party is secured by a first priority security interest in all of the assets of Parabel Ltd.   Parabel Ltd. is a wholly-owned subsidiary of PA LLC and an indirect controlled subsidiary of Parabel Inc. PA LLC transferred  substantially all of its assets to Parabel Ltd. on January 29, 2013. The note payable and any accrued and unpaid interest are convertible at Dhabi’s option into the number of shares of common stock of Parabel Ltd. (the “Common Stock”) equal to the dollar amount being converted divided by $1.00 per share of Common Stock, subject to adjustment if certain events of dilution occur. In addition, the Senior Convertible Note and any accrued and unpaid interest are also convertible by Parabel Ltd. upon the approval of the holders of a majority of the Senior Convertible Notes then outstanding or upon a public offering in which Parabel Ltd. receives net proceeds of at least $50.0 million.

As of March 31, 2013 interest in the amount of $0.2 million was accrued related to the notes payable – unrelated party and is recorded as interest payable on the accompanying consolidated balance sheets.

Note 5 Stockholders’ Deficit

The Company’s equity consists of 300,000,000 shares of $.001 par value common stock, of which 106,920,730 shares had been issued and were outstanding as of March 31, 2013 and December 31, 2012, respectively. In addition, the Company may issue up to 25,000,000 shares of preferred stock. No preferred stock is outstanding.

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

The former President and Chief Operating Officer also received a put option which gave him the option to sell any or all of the shares back to the Company for a purchase price of $8.00 at any time within one year of the original transaction. In accordance with (“ASC”) 480-10-25-8, the proceeds were recorded as liabilities related to equity issuance on the accompanying consolidated balance sheet as of December 31, 2010. During January 2011, he exercised his option and the Company repurchased all 12,500 shares of common stock for $100,000.

No shares were issued during the first quarter of 2012 or 2013, respectively.

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

During the first quarter of 2013, the Company repurchased 36,000 Class B Units from former employees and cancelled those units.

As of March 31, 2013 and December 31, 2012, total Class B units outstanding were 170,691 and 206,691, respectively, or 0.8% and 0.9%, respectively, of total outstanding units.

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

For the three months ended March 31, 2013 and 2012, and for the period from September 22, 2006 (inception) to March 31, 2013, compensation expense related to these Interests was $0.0 million, $0.0 million, and $21.5 million, respectively. The related compensation expense is recognized as selling, general and administrative expense or research and development expense depending upon the recipient’s role in the Company. Amounts recognized as selling, general and administrative expense were $0.0 million, $0.0 million, and $14.8 million for the years ended March 31, 2013, 2012, and for the period from September 22, 2006 (inception) to March 31, 2013, respectively. Amounts recognized as research and development expense were $0.1 million, $0.0 million, and $6.7 million for the years ended March 31, 2013, 2012, and for the period from September 22, 2006 (inception) to March 31, 2013, respectively. An aggregate of 36,000, 26,000, and 828,600 of these Interests were forfeited during the periods ended March 31, 2013, 2012, and the period from September 22, 2006 (inception) to March 31, 2013, respectively.

Management Options Class C Units

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

As of March 31, 2013, a total of 2,741,507 Class C units were outstanding. This represents 12.5% of total outstanding units. These units are convertible into 11,514,329 shares of common stock of Parabel Inc. at the discretion of the Company’s board of directors.

Class D Units

On November 8, 2012, the limited liability company agreement of PA LLC was amended and restated to provide for a new class of units (“Class D Units”) that are issuable to Parabel Inc. upon such terms and conditions as the board of directors of PA LLC may authorize. Unless specifically required otherwise by non-waivable provisions of the PA LLC operating agreement and notwithstanding anything contained herein to the contrary, Class D units shall not be entitled to vote on any matter submitted to the Members, but shall have such other rights, privileges, preferences, and obligations as are specifically provided for in this Agreement for Class D units. No Class D units shall be issued other than to the Company and upon such terms and conditions as the Board shall authorize.

Non-controlling Interest

As of March 31, 2013 and December 31, 2012, non-controlling interests collectively owned approximately 13.3% and 13.3%, respectively, of PA LLC, and have absorbed their respective portion of the loss of PA LLC. The amount of loss absorbed was $0.7 million, $0.7 million and $20.9 million, for three months ended March 31, 2013 and 2012, and the period from September 22, 2006 (inception) to March 31, 2013, respectively.

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

During the three months ended March 31, 2013, approximately $0.1 million was charged to operations related to the outstanding options. The total $0.1 million was recognized as research and development expense, depending upon the recipient’s role in the Company. The fair value related to unvested options totaled $0.1 million and will be charged to operations over the remaining term of the options.

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

As of December 31, 2012, the options granted, net of forfeitures, totaled 420,000.  There were no options granted during the quarter ended March 31, 2013. Upon exercise, these options would be convertible into 1,764,000 shares of common stock at the discretion of the Company’s board of directors.

Management Options to Acquire Common Stock of Parabel Ltd.

On January 29, 2013 the Company granted its CEO, CFO and COO 6,780,000, 1,692,250 and 1,692,250 options respectively, to purchase common stock of Parabel Ltd at an exercise price of $1.11. The Option shall vest quarterly over a three (3) year period, 40% of the Option shall vest equally at the end of each of the first four consecutive quarters following the grant date, 30% of the Option shall vest equally at the end of each of the next four consecutive quarters, and the remaining 30% of the Option shall vest equally at the end of each of the next four consecutive quarters.

The fair value of the options when granted aggregated to $7.8 million and was calculated using the Black-Scholes pricing model. This calculation used the following assumptions determined as of January 29, 2013: estimated fair value of the common stock of $1.00, expected term of 6.05 years , risk free interest rate of 2.03%, an estimated volatility of 96.5%, and a dividend yield of 0%.  As of March 31, 2013, the compensation costs related to these options was $0.5 million.

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

On January 29, 2013 the Company’s board of directors authorized the re-pricing of all of Parabel Inc.’s outstanding stock options, changing the exercise price from $5.50 to $1.23 per option. In accordance with ASC 718-20-35-3, the Company computed the compensation cost as the fair value of the new awards in excess of the fair value of the original awards immediately before their terms were modified, using the Black-Scholes pricing model. This calculation used the following assumptions determined as of January 29, 2013: estimated fair value of the common stock of $1.00, remaining terms ranging from 3.75 years to 5.71 years (depending on the date of the original grant), risk free interest rate of 0.90%, an estimated volatility of 96.5%, and a dividend yield of 0%. The modification affected 615,000 options and resulted in aggregate additional compensation cost of $0.2 million. Of the total compensation cost, $0.1 million was expensed immediately as it related to options which were vested as of January 29, 2013, and $0.1 million will be expensed through 2016.

The weighted average period over which options not vested through March 31, 2013 are expected to vest is 34 months. During the three months ended March 31, 2013 and 2012, approximately $0.2 million and $0.0 million, respectively, was charged to operations related to all of the outstanding options. The fair value related to unexercisable stock options as of March 31, 2013 totaled approximately $1.5 million and is expected to be expensed over the next three years.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Balance at December 31, 2008	—	$—	$—
Granted June 2009	1,072,500	$5.50	$2.70
Granted July 2009	45,000	$5.50	$2.83
Forfeited	(200,000)	$(5.50)	$(2.70)
Balance at December 31, 2009	917,500	$5.50	$2.37
Granted January 2010	322,000	$5.50	$3.80
Forfeited	(247,750)	$(5.50)	$(2.95)
Balance at December 31, 2010	991,750	$5.50	$2.68
Granted January 2011	623,000	$5.50	$3.27
Granted June 2011	351,000	$5.50	$3.96
Granted July 2011	265,000	$5.50	$3.96
Forfeited	(885,750)	$(5.50)	$(3.11)
Balance at December 31, 2011	1,345,000	$5.50	$3.49
Granted May 2012	200,000	$5.50	$0.98
Granted August 2012	100,000	$5.50	$0.98
Forfeited	(867,750)	$(5.50)	$(3.31)
Balance at December 31, 2012	777,250	$5.50	$2.73
Forfeited	(17,250)	$(1.23)	$(3.25)
Balance at March 31, 2013	760,000	$1.23	$2.11

The weighted average grant date fair value for vested options as of March 31, 2013 and 2012 was $3.95 and $3.09, respectively. The weighted average grant date fair value for unvested options as of March 31, 2013 and 2012 was $2.66 and $3.71, respectively.

The weighted average contractual life of stock options at March 31, 2013 and 2012 was as follows:

	2013	2012
Vested (yrs)	9.1	7.9
Unvested (yrs)	8.5	9.0
Total outstanding (yrs)	9.2	8.7

As of March 31, 2013, a total of 148,833 of the options granted were exercisable and the fair value of such options was $0.6 million. Because the Company has very little history from which to estimate forfeiture of options or grants, it accounts for such forfeitures prospectively, that is, in the period in which they actually occur.

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

As of March 31, 2013, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0.00 and the aggregate intrinsic value of currently exercisable stock options was $0.00. The intrinsic value of each option share is the difference between the estimated fair value of the Company’s stock and the exercise price of such option.

No stock options have been exercised as of March 31, 2013.

Stock Appreciation Rights

In November 2010, the Company issued one million SARs to its President and Chief Operating Officer, under the 2009 Plan. The vesting of these SARs was tied to continued employment with the Company and the accomplishment of certain milestones. He resigned from the Company during the first quarter of 2011, forfeiting all such SARs. The impact on all periods presented was not material.

In June 2011, the board of directors of the Company authorized the grant of one million SARs at a base grant price of $5.50 per share to its newly appointed Chief Executive Officer under the 2009 Plan. The SARs have a ten-year term and will vest in equal quarterly installments over a two-year period. In the event of a change of control (as defined in the 2009 Plan) or a qualified public offering (as defined in the executive’s employment agreement), the SARs will become 100% vested. The grant date fair value of the SARs aggregated to $3.9 million and was calculated using the Black-Scholes pricing model with the following assumptions determined as of the date of grant: estimated fair value of the common stock of $5.10, expected term of 5.75 years, risk free interest rate of 1.55%, an estimated volatility of 96.5%, and a dividend yield of 0%. The fair value will be charged to operations over the remaining vesting periods commencing on the grant date.

On January 29, 2013 the Company’s board of directors authorized the re-pricing of all outstanding SARS, changing the exercise price from $5.50 to $1.23 per option. In accordance with ASC 718-20-35-3, the Company computed the compensation cost as the fair value of the new awards in excess of the fair value of the original awards immediately before their terms were modified, using the Black-Scholes pricing model. This calculation used the following assumptions determined as of January 29, 2013: estimated fair value of the common stock of $1.00, remaining term of 4.75 years (depending on the date of the original grant), risk free interest rate of 0.90%, an estimated volatility of 96.5%, and a dividend yield of 0%. The modification affected 1,000,000 SARs and resulted in aggregate additional compensation cost of $0.2 million. Of the total compensation cost, $0.2 million was expensed immediately as it related to SARS which were vested as of January 29, 2013, and approximately $40,000 will be expensed through 2013. For the three months ended March 31, 2013 and 2012 and the period from September 22, 2006 (inception) to March 31, 2013, compensation expense related to these SARS of $0.7 million, $0.5 million, and $3.9 million respectively, was charged to selling, general and administrative expense.

Note 6 Related Party Transactions

As described in Note 4, the Company’s principal stockholder has funded notes payable in support of the Company’s operations. These notes payable provide for the accrual of interest through their June 30, 2017 maturity date and $19.9 million and $18.0 million, of such accrued interest is included in accrued expenses-related party as of March 31, 2013 and December 31, 2012, respectively. In addition, the Company’s principal stockholder has invoiced the Company for loan and corporate oversight expenses as well as out-of-pocket costs related to strategic and capital markets assistance. The total amount of such accrued expenses as of March 31, 2013 and December 31, 2012 was $1.1 million and $1.1 million, respectively, and is included in accrued interest and expenses-related party on the accompanying consolidated balance sheet. The interest expense for the three months ended March 31, 2013 and March 31, 2012 was $2.2 million and $2.1 million, respectively. The Company’s principal stockholder has indicated that it will not require repayment of these accrued amounts until significant additional new funding is obtained from an unaffiliated source.

Note 7 Subsequent Events

None.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Our MD&A is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. The MD&A is organized as follows:

•	Overview of Our Business. This section, beginning on page 23 provides information about the following: our business; our strategy; and our business development initiatives.

•
Analysis of the Results of Our Operations. This section begins on page 23, and consists of the following sub-sections that analyze the results of our operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012:

◦	Revenues. This sub-section provides an analysis of our revenues.

◦	Total costs and expenses. This sub-section provides a discussion about our total costs and expenses.

◦	Selling, general and administrative expenses. This sub-section provides a discussion of changes in our selling, general and administrative expenses.

◦	Research and development expenses. This sub-section provides a discussion of changes in our research and development expenses.

◦	Interest expense. This sub-section provides a discussion of changes in our interest expense on notes payable--related party and on notes payable--unrelated party.

◦	Depreciation expense. This sub-section provides a discussion of changes in our depreciation expense.

◦	Non-controlling interest. This sub-section provides a discussion of changes in non-controlling interest of PA LLC.

•	Analysis of Financial Condition, Liquidity and Capital Resources. This section begins on page 24, and consists of the following sub-sections:

◦	Overview. This sub-section provides an overview of how we have financed our operations.

◦
Cash and Cash Flow. This sub-section provides an analysis of selected measures of our liquidity and of our capital resources as of March 31, 2013, December 31, 2012 and the three months ended March 31, 2013 and 2012.

◦	Senior Secured Credit Financings. This sub-section provides an analysis of our borrowings from third parties under a senior secured structure.

◦	Contractual Obligations. This sub-section discloses, as of March 31, 2013, information about our contractual obligations and future periods in which payments are due.

◦	Dividends. This sub-section discloses the Company’s dividend policy.

•
Forward-Looking Information and Factors That May Affect Future Results. This section, beginning on page 28 provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial and operating performance, business plans and prospects, strategy, and business-development plans. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

Overview of Our Business

Parabel Inc. provides micro-crop technology to address the global demand for new sources of feed and food. The Company’s proprietary technology is designed to enable customer licensees to grow, harvest and process locally-available aquatic plants (“micro-crops”) to create feed and food products for global markets. Currently, the Company has three license agreements, each of which provide frameworks for commercial-scale build-out, with customer licensees in China, Malaysia, and Ecuador.

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

Analysis of the Results of Our Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues. No revenue was recognized during the three months ended March 31, 2013. During the three months ended March 31, 2012, the Company recognized $0.5 million of previously deferred licensing revenue as a result of the completion of the construction and successful testing of a pilot-scale bioreactor for a customer licensee in South America.

Total costs and expenses. Total costs and expenses increased by $0.1 million, or 1.8%, to $6.5 million in the three months ended March 31, 2013 as compared to the same period in 2012. The increase between comparable quarters was attributable to an increase in selling, general and administrative expenses and interest expense, partially offset by a decrease in research and development expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses include senior management and overhead costs, business development expenditures, system infrastructure support costs, finance and accounting costs, and intellectual property management costs. The net increase in selling, general and administrative expenses was $0.7 million, or 28.8%, to $3.2 million in the three months ended March 31, 2013 as compared to the same period in 2012. The increase in selling, general and administrative expenses was largely attributable to (i) an increase in equity compensation by $0.9 million, or 212.4%, during the first three months of 2013 as compared to the same period in 2012, which was primarily related to the options granted in PA LLC and Parabel Ltd and due to the re-pricing of Parabel Inc.’s SARS and options and (ii) $0.4 million of expenses incurred in connection with the $15 million of unaffiliated funding received on January 29, 2013.  This increase was offset by the reduction in headcount and other selling, general and administrative expenses as a result of the Company’s cost reduction initiatives.

Research and development expenses. Research and development expenses decreased by $0.9 million, or 54.6%, to $0.7 million in the three months ended March 31, 2013 as compared to the same period in 2012. The decrease was partially attributable to a $0.5 million decrease in compensation expenses in the first quarter of 2013 as compared to the same period in 2012 due to a 67.4% reduction in employee headcount within research and development as a result of consolidating the Company’s lab facilities and other functions. Equity compensation expense increased by approximately $40,000 during the first three months of 2013 as compared to the same period in 2012.

Interest expense – related party. Interest expense on notes payable – related party increased by $0.2 million, or 7.8%, to $2.2 million in the three months ended March 31, 2013 as compared to the same period in 2012. The increase was due to additional funding of the Company’s operations through notes payable from its principal stockholder over the last year. The balance of these notes totaled $86.9 million at March 31, 2013 and $80.7 million at March 31, 2012.

Interest expense – unrelated party. Interest expense on note payable– unrelated party increased by $0.2 million, or 100% to $0.2 million in the three months ended March 31, 2013 as compared to the same period in 2012. The increase was due to the funding of $15.0 million from Dhabi One Cayman Ltd. on January 29, 2013.

Depreciation expense. Depreciation expense decreased by approximately $63,000, or 45.3%, to approximately $76,000 in the three months ended March 31, 2013 from approximately $139,000 in the same period in 2012. The decrease during 2013 as compared to the same period in 2012 was due to assets which were fully depreciated or impaired over the last year, offset partially by the depreciation of new capital assets.

Non-controlling interest. As of March 31, 2013 and 2012, non-controlling interests collectively owned approximately 13.3% and 12.6% of PA LLC, respectively, and have been attributed their respective portion of the loss of PA LLC. The amount of loss assigned to non-controlling interests was $0.7 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively.

Analysis of Financial Condition, Liquidity and Capital Resources

Overview

To date, the Company has financed its operations primarily through loans from, and debt securities issued to, its principal stockholder. To a lesser extent, the Company has also raised funds by issuing equity securities to unrelated third parties. Since its inception through March 31, 2013, the Company has raised in the aggregate $131.5 million in debt and equity investments, with $106.6 million of this total raised from its principal stockholder and $24.9 million raised from unrelated third parties. On January 29, 2013, Dhabi Cayman One Ltd, an unaffiliated investor based in the United Arab Emirates, invested $15 million in Parabel Ltd in the form of a senior secured convertible note (the “Dhabi note”)The funds from the Dhabi notewill be used to support the working capital needs and operations of Parabel Ltd.  The Company does not anticipate receiving significant additional funds from its principal stockholder.

Cash and Cash Flow

At March 31, 2013, the Company (on a consolidated basis) had unrestricted cash and cash equivalents of $12.6 million, compared to $0.4 million at December 31, 2012.

Net cash used in operating activities was $2.5 million and $3.9 million, during the three months ended March 31, 2013 and 2012, respectively. The decrease in cash usage from 2012 to 2013 was primarily attributed to cost savings resulting from the Company’s year-over-year headcount and associated compensation reductions described above in “Results of Operations”.

Net cash used in investing activities, which consisted primarily of the purchase of capital assets, was $0.0 million and approximately $40,000, for the three months ended March 31, 2013 and 2012, respectively.

Net cash provided by financing activities was $14.7 million and $1.5 million during the three months ended March 31, 2013 and 2012, respectively, and consisted of advances from the Company’s principal stockholder and financing from Dhabi Cayman One Ltd.

Senior Secured Credit Financings

Affiliates and an unaffiliated source of the Company have provided borrowings under a senior secured structure, as described in more detail below:

As of March 31, 2013
Note Payable to Valens U.S. SPV I, LLC	$417,512
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2017

Notes Payable to PetroTech	55,297,089
- Interest accrues monthly at an annual rate of 12%
- Notes are due on June 30, 2017

Convertible Note Payable to PetroTech	10,000,000
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2017 unless converted to common shares as described below

Up to $25,000,000 Note Payable to PetroTech	21,211,240
- Interest payable monthly and is drawn into note on a monthly basis at Prime + 2% (5.25% at March 31, 2013 and December 31, 2012)
-Note is due on June 30, 2017
- Permits additional draws to fund interest. Maximum balance of this note is limited to $25,000,000
Total Notes Payable – Related Party	86,925,841

Senior Convertible Note Payable to Dhabi Cayman One Ltd.	15,000,000
- Interest accrues monthly at a fixed rate of 8% compounded quarterly	206,666
- Notes is due on January 29, 2018
Total Notes Payable – Unrelated Party	15,206,666

Total Notes Payable	$102,132,507

As of March 31, 2013, the principal balance of notes payable– related party was classified as a noncurrent liability on the accompanying consolidated balance sheet based on the maturity date of June 30, 2017 of the full balance plus accrued noncurrent interest of $19,933,360. The notes payable – related party are secured by all of the assets of Parabel Inc. and PA LLC (but not the assets of Parabel Ltd.) The convertible note payable allows the holder (at the holder’s option) to convert all or any portion of the issued and outstanding principal amount and/or accrued interest and fees then due into shares of the Company’s common stock at a fixed conversion price of $5.43 per share.

As of March 31, 2013, the principal balance of the note payable– unrelated party was classified as a noncurrent liability on the accompanying consolidated balance sheet based on the maturity date of January 29, 2018 of the full balance plus accrued noncurrent interest of $206,666.  The Senior Convertible Note is secured by a first priority perfected security interest in all of the assets of the Company. The Senior Convertible Note bears interest at 8% per annum, compounds each calendar quarter and is payable in arrears on the maturity date, or at such earlier date or dates when the Company has cash available to be distributed as determined in the sole discretion of the board of directors of the Company. The interest rate increases to 10% per annum upon the occurrence of, and during the continuance of, certain events of default. The Senior Convertible Note and any accrued and unpaid interest are convertible at the Purchaser’s option into the number of shares of common stock of Parabel Ltd. (the “Common Stock”) equal to the dollar amount being converted divided by $1.00 per share of Common Stock, subject to adjustment if certain events of dilution occur.  In addition, the Senior Convertible Note and any accrued and unpaid interest are also convertible by the Company upon the approval of the holders of a majority of the Senior Convertible Notes then outstanding or the Company conducting a public offering in which the Company receives net proceeds of at least $50,000,000.

Each note payable and the related master security agreement and equity pledge and corporate guaranty agreement contain provisions that specify events of default which could lead to acceleration of the maturity of the debt. These provisions prohibit the encumbrance or sale of the Company’s assets and require maintenance and insurance of the Company’s assets. The loan agreements do not contain any required financial ratios or similar debt covenants. Generally, an event of default would arise if the Company became insolvent, filed for bankruptcy, allowed a change in control or had unresolved judgments against its assets. As of March 31, 2013, none of these events had occurred.

Interest charged to operations on these notes, including amortization of original issue discount, was $2.4 million, $2.1 million, and $27.2 million during the three months ended March 31, 2013 and 2012, and the period from September 22, 2006 (inception) to March 31, 2013, respectively.

The principal amount of debt obligations as of March 31, 2013 was $102.1 million, of which $21.2 million was outstanding at a floating rate of 2% over the prime interest rate, $65.7 million was outstanding at a fixed rate of 12% and $15.2 million was outstanding at a fixed rate of 8%.  Floating rate borrowings will lead to additional interest expense if interest rates increase.

Contractual Obligations

The following table discloses aggregate information about the Company’s contractual obligations and period in which payments are due as of March 31, 2013:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt: principal – related party	$86,925,841	$—	$—	$86,925,841	$—
Debt: principal – unrelated party	15,000,000	—	—	15,000,000	—
Debt: accrued interest to date –related party (1)	19,933,360	—	—	19,933,360	—
Debt: accrued interest to date –unrelated party (2)	206,666	—	—	206,666	—
Debt: estimated future interest –related party (3)	41,374,973	—	—	41,374,973	—
Debt: estimated future interest –unrelated party (4)	9,085,472	—	—	9,085,472	—
Operating lease commitments	451,081	401,328	49,753	—	—
Total contractual obligations	$172,977,393	$401,328	$49,753	$172,526,313	$—

(1)
Represents the amount of related party interest that has been accrued through the balance sheet date on approximately $65.7 million of outstanding debt at a fixed annual rate of 12% and $21.2 million of outstanding debt which is compounded monthly at prime + 2% (assumed to be 5.25%). These amounts are due at the June 30, 2017 maturity date of the related debt.

(2)
Represents the amount of related party interest that has been accrued through the balance sheet date on approximately $15.0 million of outstanding debt at a fixed annual rate of 8% compounded quarterly. This amount is due at the January 29, 2018 maturity date of the related debt.

(3)
Estimated future related party interest represents the amount of interest expected to accrue until the maturity date of the related debt, which in all cases is June 30, 2017. The estimated amount is calculated from the current balance sheet date as of March 31, 2013 through maturity of June 30, 2017 012 2 12 a senior secured convertible note.nvestor based in the United Arab Emirates, invested $15 Million in is based upon the principal balance of each note and the applicable interest rate, which is compounded monthly at prime + 2% (assumed to be 5.25%) on approximately $21.2 million of floating rate debt and calculated on a non-compounded basis at 12% on the remaining $65.7 million of fixed rate debt.

(4)

Estimated future unrelated party interest represents the amount of interest expected to accrue until the maturity date of the related debt, which in all cases is January 29, 2018. The estimated amount is calculated from the current balance sheet date through maturity based upon the principal balance of each note and the applicable interest rate, which at a fixed annual rate of 8% compounded quarterly.

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

•	the ability and willingness of future customers to abide by the terms of the technology agreements and to make payments at agreed-upon rates.

While the Company has a limited but growing list of prospective customer licensees, the Company’s costs are mostly variable and the Company does not have significant commitments other than its debt and lease obligations. The Company anticipates that its net loss from operations and net cash used in operations over the next 12 months will continue to decline as a result of cost reduction measures.  The Company has never been profitable and has incurred significant losses and cash flow deficits since its inception. For the three months ended March 31, 2013 and 2012, and the period from September 22, 2006 (inception) to March 31, 2013, the Company reported net losses of $6.5 million, $5.9 million, and $175.0 million, respectively, and negative cash flows from operating activities of $2.5 million, $3.9 million, and $102.2 million, respectively. As of March 31, 2013, the Company has an aggregate accumulated deficit of $154.1 million. The Company anticipates that it will continue to report losses and negative cash flows during 2013. As a result of these net losses, cash flow deficits, and other factors, there is a substantial doubt about the Company’s ability to continue as a going concern.

The Company’s accompanying consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty. As of March 31, 2013, these adjustments would likely include the substantial impairment of the carrying amount of the Company’s non-cash assets of $0.5 million and potential contingent liabilities that may arise if the Company is unable to fulfill various operational commitments. In addition, the value of the Company’s securities, including common stock and warrants, would likely be significantly impaired. The Company’s ability to continue as a going concern is dependent upon it generating sufficient cash flow from operations and obtaining additional capital and financing.

On January 29, 2013 the Company secured an investment of $15.0 million in the form of a senior secured convertible note issued by Parabel Ltd. The funds from this note will be used to support the working capital needs and operations of Parabel Ltd.

Off-Balance Sheet Arrangements

As of March 31, 2013 and 2012, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Dividends

The Company has no plans to declare any dividends or other distributions to shareholders. To the extent the Board of the Company were to declare a dividend or other distribution to shareholders, it would only occur, firstly, to the extent that the Company had working capital available for such dividend or other distribution that was in excess of the sum of $25 million and the principal amount (and unpaid accrued interest) of the Dhabi note then outstanding (“available working capital”) and, secondly, after any accrued interest on the Dhabi note and accrued interest and outstanding principal on the Company’s notes payable – related party are paid out of available working capital.

Forward-Looking Information and Factors That May Affect Future Results

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written or oral statements that we make from time to time contain such forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” “goal,” “objective,” “aim” and other words and terms of similar meaning or by using future dates in connection with any discussion of future operating and financial performance, business plans and prospects, strategy, and business-development plans. In particular, these include statements relating to future actions, business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies (such as legal proceedings), government regulation and financial results. Among the factors that could cause actual results to differ materially from future plans and projected future results are the following:

•	the success of external business-development activities;

•	the ability to successfully market our micro-crop technology both domestically and internationally;

•	difficulties or delays in constructing production facilities at locations with suitable climates for our technology;

•
the exposure of our operations outside the U.S. to possible capital and exchange controls, expropriation and other restrictive government actions, changes in intellectual property legal protections and remedies, as well as political unrest and unstable governments and legal systems;

•	our ability to protect our patents and other intellectual property both domestically and internationally;

•	interest rate and foreign currency exchange rate fluctuations;

•
governmental laws and regulations affecting domestic and foreign operations, including, without limitation, tax obligations and changes affecting the tax treatment by the U.S. of income earned outside of the U.S.;

•
any significant issues that may arise related to the outsourcing of certain operational and staff functions to third parties, including with regard to quality, timeliness and compliance with applicable legal requirements and industry standards; and

•	growth in costs and expenses.

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

Our 2012 Annual Report on Form 10-K listed various important factors that could cause actual results to differ materially from past and projected future results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” We incorporate that section of that Form 10-K in this filing and investors should refer to it. Reference is also made to Part II, Item 1A, “Risk Factors,” of this Form 10-Q. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Legal Proceedings and Contingencies

Information with respect to legal proceedings and contingencies required by this Item is incorporated herein by reference to Legal Proceedings in Part II, Item 1, of this Form 10-Q.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

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

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On February 1, 2013, Asesorias e Inversiones Quilicura S.A. (“AIQ”), of Chile, initiated an arbitration before the International Chamber of Commerce (“ICC”) against PA LLC, a subsidiary of the Company, alleging that PA LLC is in breach of an Amended and Restated License Agreement with AIQ entered into as of October 25, 2011 (the “Agreement”). AIQ seeks: (i) damages of $974,238, (ii) a declaration that the Agreement is void, and (iii) a declaration that AIQ owes PA LLC no further obligations under the Agreement. On March 15, 2013, PA LLC sent AIQ a notice of default under the Agreement on account of unpaid license fees in the amount of $500,000 plus accrued interest. AIQ had ten days from receipt of the notice to cure the default. AIQ did not cure the default. On April 8, 2013, PA LLC submitted its Answer and Counterclaim in the ICC arbitration that denied all of AIQ’s substantive allegations and claims for relief and asserted a claim against AIQ for the $500,000 plus accrued interest that AIQ owes PA LLC under the Agreement. AIQ submitted its reply to PA LLC’s counter-claim on May 13, 2013, denying PA LLC’s claims. No further proceedings have been had in the arbitration. PA LLC believes that it has meritorious defenses and will defend vigorously against AIQ’s claims. Nevertheless, there can be no assurance that PA will prevail in the arbitration. Arbitration proceedings are inherently unpredictable, and excessive awards do occur.

Item 1A.     RISK FACTORS

Information concerning certain risks and uncertainties appears in Part I, Item IA “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “10-K”).

Since the filing of the 10-K, there have been no material changes to the Company’s risk factors.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

On January 29, 2013, in connection with the investment by Dhabi Cayman One Ltd. in Parabel Ltd., we amended and restated our employment agreements with our Chief Executive Officer, our Chief Financial Officer and our Chief Operating Officer in order to update and revise the agreements in several respects, including to add Parabel Ltd. as a party to each of those agreements and to provide that the respective executives of Parabel Inc. and PA LLC will also hold the same executive position at Parabel Ltd.

The preceding description of the revisions to the employment agreements does not purport to be complete and is qualified in its entirety by reference to the employment agreements, copies of which are filed as Exhibits 10.1, 10.2 and 10.3 to this Form 10-Q and are incorporated herein by reference.

ITEM 6.     EXHIBITS

10.1*	Amended and Restated Employment Agreement, as of January 29, 2013, by and among Parabel Inc., PA LLC, Parabel Ltd. and Anthony John Phipps Tiarks.
10.2*	Amended and Restated Employment Agreement, as of January 29, 2013, by and among Parabel Inc., PA LLC, Parabel Ltd. and Syed Naqvi.
10.3*	Amended and Restated Employment Agreement, as of January 29, 2013, by and among Parabel Inc., PA LLC, Parabel Ltd. and Peter Sherlock.
31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
The following materials from Parabel Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, are formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the three months ended March 31, 2013, and March 31, 2012, and for the period from inception (September 22, 2006) through March 31, 2013; (iv) Consolidated Statement of Changes in Stockholders’ Deficit for the period from inception (September 22, 2006) to March 31, 2013; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012, and for the period from inception (September 22, 2006) through March 31, 2013; and (vi) Notes to Consolidated Financial Statements March 31, 2013 (Unaudited).

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

PARABEL INC.

Date: May 15, 2013	By:	/s/ SYED NAQVI
	Name:	Syed Naqvi
	Title:	Chief Financial Officer