Form 10-Q
period 2013-09-30
Parabel Inc.
filed 2013-11-14
CIK 927472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

There were 106,920,730 shares of common stock with a par value of $0.001 per share outstanding at November 13, 2013.

 FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Parabel Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$8,420,140	$363,399
Restricted cash	75,145	75,089
Prepaid expenses	200,060	81,901
Total current assets	8,695,345	520,389

Property and equipment	2,890,354	2,645,281
Accumulated depreciation	(2,256,099)	(2,059,142)
Net property and equipment	634,255	586,139
Deposits	151,723	251,723
Deferred loan cost	432,527	—
Total assets	$9,913,850	$1,358,251

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$476,743	$1,155,399
Accrued expenses	1,194,680	845,867
Total current liabilities	1,671,423	2,001,266

Deferred rent	34,000	34,000
Accrued expenses – related party	25,023,661	19,070,289
Interest payable	317,178	—
Notes payable – related party	87,651,411	86,499,863
Notes payable	15,514,180	—
Total liabilities	130,211,853	107,605,418

Stockholders’ deficit:
Preferred stock - $.001 par value, 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock - $.001 par value, 300,000,000 shares authorized; 106,920,730 shares issued and outstanding at September 30, 2013 and December 31, 2012	106,921	106,921
Paid in capital	42,731,509	39,391,137
Deficit accumulated during the development stage	(163,751,944)	(148,302,262)
Parabel Inc. stockholders’ deficit	(120,913,514)	(108,804,204)
Non-controlling interest	615,511	2,557,037
Total stockholders’ deficit	(120,298,003)	(106,247,167)
Total liabilities and stockholders’ deficit	$9,913,850	$1,358,251

See the accompanying notes to the consolidated financial statements.

Parabel Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

					For the Period
					From
					September 22,
					2006
					(Inception)
					Through
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2013	2012	2013	2012	2013

Revenues:
License fees	$—	$—	—	$650,000	$650,000
Total revenues	—	—	—	650,000	650,000

Costs and expenses:
Cost of sales	—	—	—	81,393	81,393
Selling, general and administrative	1,606,168	2,199,996	7,586,369	9,920,462	81,253,019
Research and development	584,139	2,337,218	2,069,362	6,136,976	68,815,608
Interest expense	342,179	—	898,832	—	898,832
Interest expense - related party	2,298,021	2,197,075	6,804,918	6,397,116	31,574,015
Depreciation	63,017	107,701	196,957	370,330	4,081,409
Total costs and expenses	4,893,524	6,841,990	17,556,438	22,906,277	186,704,276

Net loss	(4,893,524)	(6,841,990)	(17,556,438)	(22,256,277)	(186,054,276)
Net loss attributable to non-controlling interest	619,978	737,412	2,106,756	2,451,817	22,302,332

Net loss attributable to Parabel Inc.	$(4,273,546)	$(6,104,578)	$(15,449,682)	$(19,804,460)	$(163,751,944)

Basic and diluted common shares outstanding	106,920,730	106,920,730	106,920,730	106,920,730
Basic and diluted loss per share	$(0.04)	$(0.06)	$(0.14)	$(0.19)

See the accompanying notes to the consolidated financial statements.

   Parabel Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Deficit

For the Period From Inception (September 22, 2006) to September 30, 2013

(Unaudited)

	Common Stock Shares	Amount	Paid in Capital	Non-Controlling Interest	Deficit Accumulated During the Development Stage	Total
Shares issued at inception for cash	100,000,000	$100,000	$388,532	$—	$—	$488,532
Net loss	—	—	—	—	(1,410,724)	(1,410,724)
Balance - December 31, 2006	100,000,000	$100,000	$388,532	$—	$(1,410,724)	$(922,192)
Amortization of PA LLC interests to employees	—	—	276,986	—	—	276,986
Net loss	—	—	—	—	(8,346,378)	(8,346,378)
Balance - December 31, 2007	100,000,000	$100,000	$665,518	$—	$(9,757,102)	$(8,991,584)
Amortization of PA LLC interests to employees	—	—	2,240,041	200,000	—	2,440,041
Shares issued for cash	3,174,603	3,175	9,996,825	—	—	10,000,000
Shares issued for unearned services	1,000,000	1,000	(1,000)	—	—	—
Amortization of unearned services	—	—	43,750	—	—	43,750
Issuance of option as additional consideration for debt	—	—	1,453,000	—	—	1,453,000
Reverse merger	99,586	99	—	—	—	99
Net loss	—	—	—	(162,400)	(19,987,850)	(20,150,250)
Balance - December 31, 2008	104,274,189	$104,274	$14,398,134	$37,600	$(29,744,952)	$(15,204,944)
Shares issued for services	160,524	160	537,652	—	—	537,812
Shares issued for cash	500,000	500	3,999,500	—	—	4,000,000
Shares issued with purchase price guaranty	937,500	938	(938)	—	—	—
Shares and warrants issued for other current assets	357,143	357	3,017,787	—	—	3,018,144
Amortization of PA LLC interests to employees	—	—	—	1,987,552	—	1,987,552
Amortization of options issued to employees	—	—	588,653	—	—	588,653
Amortization of unearned services	—	—	1,575,000	—	—	1,575,000
Net loss	—	—	—	(6,554,358)	(30,267,878)	(36,822,236)
Balance - December 31, 2009	106,229,356	$106,229	$24,115,788	$(4,529,206)	$(60,012,830)	$(40,320,019)
Return of common stock for other current asset	(106,126)	(106)	(341,620)	—	—	(341,726)
Shares issued for cash	810,000	810	6,479,190	—	—	6,480,000
Shares issued with put option or purchase price guaranty, net of purchase price	—	—	7,400,000	—	—	7,400,000
Amortization of PA LLC interests to employees	—	—	(794)	12,903,744	—	12,902,950
Amortization of options issued to employees	—	—	922,549	—	—	922,549
Amortization of unearned services	—	—	1,531,250	—	—	1,531,250
PA LLC units returned for surrendered technology license	—	—	(2,283,115)	1,683,115	—	(600,000)
Net loss	—	—	—	(6,469,356)	(38,010,029)	(44,479,385)
Balance - December 31, 2010	106,933,230	$106,933	$37,823,248	$3,588,297	$(98,022,859)	$(56,504,381)
Put option exercised by former executive	(12,500)	(12)	12	—	—	—
Amortization of PA LLC interests to employees	—	—	(845)	1,193,036	—	1,192,191
Amortization of options issued to employees	—	—	936,769	—	—	936,769
Amortization of stock appreciation rights issued to executive	—	—	1,041,964	—	—	1,041,964
Net loss	—	—	—	(3,639,627)	(24,864,935)	(28,504,562)
Balance - December 31, 2011	106,920,730	$106,921	$39,801,148	$1,141,706	$(122,887,794)	$(81,838,019)
Amortization of PA LLC interests to employees	—	—	(278)	87,415	—	87,137
Amortization of options to acquire PA LLC interest	—	—	—	2,498,260	—	2,498,260
Amortization of options issued to employees	—	—	237,075	—	—	237,075
Amortization of stock appreciation rights issued to executive	—	—	1,923,624	—	—	1,923,624
PA LLC units returned for cash settlement	—	—	(1,117,432)	744,462	—	(372,970)
Exercise of options to acquire PA LLC interests	—	—	(1,453,000)	1,455,029	—	2,029
Net loss	—	—	—	(3,369,835)	(25,414,468)	(28,784,303)
Balance - December 31, 2012	106,920,730	$106,921	$39,391,137	$2,557,037	$(148,302,262)	$(106,247,167)
Amortization of PA LLC interests to employees	—	—	—	165,230	—	165,230
Amortization of Parabel Ltd. options to executives	—	—	1,424,297	—	—	1,424,297
Amortization of Parabel Ltd. options to unrelated party	—	—	337,385	—	—	337,385
Amortization of options issued to employees	—	—	445,430	—	—	445,430
Amortization of stock appreciation rights issued to executive	—	—	1,133,620	—	—	1,133,620
PA LLC units returned for cash settlement	—	—	(360)	—	—	(360)
Net loss	—	—	—	(2,106,756)	(15,449,682)	(17,556,438)
Balance -September 30, 2013	106,920,730	$106,921	$42,731,509	$615,511	$(163,751,944)	$(120,298,003)

See the accompanying notes to the consolidated financial statements.

Parabel Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			For the Period From September 22, 2006 (Inception) Through
	Nine Months Ended September 30,		September 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(17,556,438)	$(22,256,277)	$(186,054,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount	—	—	1,453,000
Amortization of Company and subsidiary options	2,207,112	137,826	4,892,159
Amortization of stock appreciation rights	1,133,620	1,442,718	4,099,207
Amortization of unearned services	—	—	3,150,000
Amortization of PA LLC interests to employees	165,230	14,547	19,052,087
Amortization of options to acquire PA LLC interests	—	2,498,260	2,498,260
Amortization of deferred loan cost	67,473	—	67,473
Interest added to notes payable - related party	851,548	810,383	13,313,160
Interest added to note payable – unrelated party	514,180	—	514,180
Expenses paid by issuance of common stock	—	—	1,214,230
Gain on settlement of accrued liability	(339,414)	(433,295)	(772,709)
Depreciation	196,957	370,330	4,081,409
Impairment loss	—	31,801	651,348
Loss on disposition of equipment	—	3,945	277,708
Write-off of other non-current assets	—	780,873	2,067,637
Change in operating assets and liabilities:
Decrease (increase) in restricted cash	(56)	216	(75,145)
Increase in prepaid expenses	(129,309)	(17,997)	(230,824)
Increase in other current assets	—	(262,971)	(417,555)
Decrease (increase) in deposits	111,150	(363)	(120,959)
Increase in other non-current assets	—	(220,000)	(109,720)
(Decrease) increase in accounts payable	(339,242)	529,298	1,154,094
Increase in accrued expenses and related party accrued expenses	6,302,185	5,513,624	22,691,987
Increase in interest payable	317,178	—	317,178
Decrease in deferred revenue	—	(612,500)	—
Increase in deferred rent	—	1,053	34,000
Net cash used in operating activities	$(6,497,826)	$(11,668,529)	$(106,252,071)

Cash flows from investing activities:
Proceeds from sale of asset	—	—	278,071
Acquisition of property and equipment	(245,073)	(150,400)	(5,922,791)
Net cash used in investing activities	$(245,073)	$(150,400)	$(5,644,720)

Cash flows from financing activities:
Member contributions	—	—	488,532
Reverse merger	—	—	99
Exercise of put option	—	—	(100,000)
Exercise of put option to acquire PA LLC interests	—	2,029	2,029
Common stock and warrants issued for cash	—	—	27,980,000
Borrowings under note payable - related party	300,000	4,500,000	76,419,601
Borrowings under note payable	15,000,000	—	15,000,000
PA LLC units returned for cash and surrendered technology license	—	—	(600,000)
PA LLC units returned for cash settlement	(360)	(372,970)	(373,330)
Deferred loan cost	(500,000)	—	(500,000)
Issuance of common stock and warrants for cash	—	—	2,000,000

Net cash provided by financing activities	$14,799,640	$4,129,059	$120,316,931

Net increase (decrease) in cash	8,056,741	(7,689,870)	8,420,140
Cash and cash equivalents - beginning of period	363,399	8,842,269	—

Cash and cash equivalents - end of period	$8,420,140	$1,152,399	$8,420,140

Non-cash investing and financing activities:
Liability incurred for other non-current asset	$-	(363,318)	$-
Stock and warrants issued for other liabilities, net	$-	$-	$-
Common stock issued for unearned services	$-	$-	$3,150,000
Issuance of shares for other current asset	$-	$-	$1,200,000
Return of common stock for other current asset	$-	$-	$(341,726)
Liability repaid with restricted cash	$-	$-	$4,000,000

 See the accompanying notes to the consolidated financial statements.

Parabel Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2013

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

PA LLC owns 100% of the outstanding Class A and Class B common shares of Parabel Ltd. At September 30, 2013, there were 50 million Class A common shares and 50 million Class B common shares outstanding. The holders of the Class B shares are entitled, in priority to any distribution to holders of any other class of shares in Parabel Ltd. to receive out of cash available for distribution by Parabel Ltd. on a pro rata basis to the number of shares of Class B shares held by each holder a preferential dividend equal to $100,000,000 and an accruing fixed dividend of 8% per annum which compounds each calendar quarter. When any outstanding and unpaid preferential dividend has been distributed in full to the holders of the Class B common shares, the Class B common shares shall automatically convert on a one-for-one basis into Class A common shares.

Reverse Acquisition

In August 2008, XL Tech exchanged certain of its assets, including the equity it held in PA LLC, for the outstanding debt of XL Tech that was held by our principal stockholder. Subsequent to that exchange, our principal stockholder transferred the equity it received and certain related debt to PetroTech Holdings Corp. (“PetroTech”), a holding company controlled by our principal stockholder. In December 2008, PetroTech acquired a shell company that traded on the OTC Bulletin Board and assigned its interest in PA LLC to this shell company, which it then renamed PetroAlgae Inc. As a result of the acquisition, PetroTech became the owner of 100,000,000 shares of common stock of PetroAlgae Inc., which, at the time, represented 99.9% of the total issued and outstanding common stock of PetroAlgae Inc. As the former members of PA LLC controlled PetroAlgae Inc. after the transaction, the merger was accounted for as a reverse acquisition under which, for accounting purposes, PA LLC was deemed to be the acquirer and PetroAlgae Inc., the legal acquirer, was deemed to be the acquired entity. No goodwill was recognized as PetroAlgae Inc. was a “shell” company. The former shareholders of PetroAlgae Inc. retained an aggregate of 99,586 shares of common stock, which were recorded at par value of $99. PetroAlgae Inc. changed its name to Parabel Inc. on February 7, 2012.

Parabel Ltd.

On December 5, 2012, PA LLC formed a wholly-owned subsidiary, Parabel Ltd., organized under the laws of the Cayman Islands, to which it transferred on January 29, 2013 substantially all of the assets of PA LLC. The Company’s principal stockholder released its security over the assets transferred to Parabel Ltd.

Parabel USA Inc.

On March 25, 2013, Parabel Ltd., formed a wholly-owned subsidiary, Parabel USA Inc., organized under the laws of the state of Delaware.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, PA LLC, Parabel Ltd. and Parabel USA Inc. Non-controlling interests are accounted for based upon the value or cost attributed to their investment adjusted for the share of income or loss that relates to their percentage ownership of the entire Company. All intercompany transactions and balances have been eliminated in consolidation.

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

In May 2011, the Company entered into a PA Select license agreement with the Republic of Suriname, initially providing for pilot-scale testing in exchange for a limited license fee of $150,000. The Company did not believe at the time of entering into the agreement that the agreement was material. During the first quarter of 2012, the Company concluded its pilot-scale testing in Suriname. During the second quarter of 2012, the parties to the agreement mutually agreed not to proceed to commercial-scale operations in recognition of the Company’s evolving business model and strategic priorities. As a result, the Company recognized $150,000 of previously deferred revenue in its consolidated statement of operations during the three months ended June 30, 2012.

Restricted Cash

As of September 30, 2013 and December 31, 2012, restricted cash consisted of $0.1 million that was held in escrow per a credit card arrangement with the Company’s financial institution.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. The respective carrying values of certain financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, restricted cash, accounts payable, and accrued expenses. Carrying values are assumed to approximate fair values for these financial instruments because they are short-term in nature and their carrying amounts approximate the amounts expected to be received or paid.

The carrying value of the Company’s fixed-rate notes payable – related party approximate their fair value based on the current market conditions at the time of issuance for similar debt instruments.

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

During the third quarter of 2012, the Company’s board of directors approved a plan to wind-down the research and development activities that were being performed at its Fellsmere, FL facility so that the Company could focus on commercialization and deployment efforts at customer sites in other parts of the world. In connection with that decision, management reviewed long-lived assets for recoverability and recorded an impairment charge of approximately $32,000 during the three months ended September 30, 2012.

No impairment indicators were noted during the nine months ended September 30, 2013 and the Company’s process of monitoring these assets was unchanged during this period.

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

The effect of 2,592,143 and 2,592,143 weighted average warrants and 701,848 and 756,470 weighted average options were not included for the three and nine months ended September 30, 2013, respectively, as they would have had an anti-dilutive effect. The effect of 2,592,143 and 2,592,143 weighted average warrants and 868,198 and 1,030,053 weighted average options were not included for the three and nine months ended September 30, 2012, respectively, as they would have had an anti-dilutive effect.

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

Note 2 Going Concern

As of September 30, 2013, the Company is in the development stage as it continues to develop its products and has not yet recognized any significant revenues. The Company intends to transition from the development stage to the commercialization stage depending upon the timing and its success in achieving its business development milestones. The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has never been profitable and has incurred significant losses and cash flow deficits. For the nine months ended September 30, 2013 and 2012, and the period from September 22, 2006 (inception) to September 30, 2013, the Company reported net losses of $17.6 million, $22.3 million, and $186.1 million, respectively, and negative cash flows from operating activities of $6.5 million, $11.7 million, and $106.3 million, respectively. As of September 30, 2013, the Company had an aggregate accumulated deficit of $163.8 million. The Company anticipates that it will continue to report losses and negative cash flows for the remainder of 2013 and 2014. As a result of these net losses, cash flow deficits, and substantial debt that is due on June 30, 2017, there is substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ability to continue as a going concern is dependent upon generating sufficient cash flows from operations and obtaining additional capital and financing. The principal amount of related party debt obligations as of September 30, 2013 was $87.7 million. The principal balance of notes payable – related party and the $23.9 million of interest payable thereon is due June 30, 2017. The principal amount of unrelated party debt obligations as of September 30, 2013 was $15.5 million. The principal balance of notes payable – unrelated party and the $0.3 million of interest payable thereon is due on January 29, 2018.

The Company has cash and cash equivalents (on a consolidated basis) of $8.4 million as of September 30, 2013 and believes it has sufficient working capital to continue its operations through the end of 2013.

Note 3 Accrued Expenses

Accrued expenses are comprised of the following components:

	September 30, 2013	December 31, 2012
Accrued payroll and bonus	$169,970	$247,460
Accrued vacation compensation	100,117	121,741
Accrued legal, accounting and engineering fees	175,699	170,814
Accrued deferred loan cost	500,000	—
Other accruals	748,894	305,852
Total Accrued Expenses	$1,194,680	$845,867

Note 4 Notes Payable

During the nine months ended September 30, 2013, PetroTech Holdings Corp. (“PetroTech”), a holding company controlled by the Company’s principal stockholder, funded a total of $0.3 million to PA LLC pursuant to the terms of separate senior secured term notes, all of which are included in the $55.4 million notes payable in the following table. On January 29, 2013, Dhabi Cayman One Ltd., an unaffiliated investor based in the United Arab Emirates (“Dhabi”), funded a total of $15.0 million to Parabel Ltd. in the form of a senior secured convertible note.

Notes payable consist of the following:

	September 30, 2013	December 31, 2012
Note Payable to Valens U.S. SPV I, LLC	$417,512	$417,512
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2017

Notes Payable to PetroTech	55,447,089	55,147,089
- Interest accrues monthly at an annual rate of 12%
- Notes are due on June 30, 2017

Convertible Note Payable to PetroTech	10,000,000	10,000,000
- Interest accrues monthly at an annual rate of 12%
- Note is due on June 30, 2017 unless converted to common shares as described below

Up to $25,000,000 Note Payable to PetroTech	21,786,810	20,935,262
- Interest payable monthly and is drawn into note on a monthly basis at Prime + 2% (5.25% at September 30, 2013 and December 31, 2012)

-Note is due on June 30, 2017
Total Notes Payable – Related Party	$87,651,411	$86,499,863

	September 30, 2013	December 31, 2012
Senior Convertible Note Payable to Dhabi Cayman One Ltd.	$15,514,180	$—
- Note is due on January 29, 2018
Total Notes Payable – Unrelated Party	$15,514,180	$—

The notes payable - related party are secured by all of the assets of Parabel Inc. and PA LLC. The convertible note payable to PetroTech allows the holder (at the holder’s option) to convert all or any portion of the issued and outstanding principal amount and/or accrued interest then due into shares of Parabel Inc.’s common stock at a fixed conversion price of $5.43 per share.

Each note payable - related party and the related master security agreement and equity pledge and corporate guaranty agreement contain provisions that specify events of default, which could lead to acceleration of the maturity of the debt. These provisions prohibit the encumbrance or sale and require the maintenance and insurance of the secured assets. The loan agreements do not contain any required financial ratios or similar debt covenants. Generally, an event of default would arise if PA LLC became insolvent, filed for bankruptcy, allowed a change in control or had unresolved judgments against its assets. Through the date of this quarterly report, none of these events have occurred.

As of September 30, 2013 and December 31, 2012, interest in the amount of $23.9 million and $18.0 million, respectively, was accrued related to the notes payable - related party and is recorded in accrued expenses - related party on the accompanying consolidated balance sheets. During the nine months ended September 30, 2013 and 2012, additional accrued interest of $0.9 million and $0.8 million, respectively, was added to the principal balance of the floating-rate note and is recorded in notes payable - related party on the accompanying consolidated balance sheets.

During the three months ended September 30, 2013 and 2012, interest charged to operations on these related party notes was $2.3 million and $2.2 million, respectively. During the nine months ended September 30, 2013 and 2012, and the period from September 22, 2006 (inception) to September 30, 2013, interest charged to operations on these related party notes was $6.8 million, $6.4 million, and $31.6 million, respectively. No interest was capitalized during any of these periods.

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

As of September 30, 2013, interest in the amount of $0.3 million was accrued related to the notes payable – unrelated party and is recorded as interest payable on the accompanying consolidated balance sheets.

Note 5 Stockholders’ Deficit

The Company’s equity consists of 300,000,000 shares of $.001 par value common stock, of which 106,920,730 shares had been issued and were outstanding as of September 30, 2013 and December 31, 2012, respectively. In addition, the Company may issue up to 25,000,000 shares of preferred stock. No preferred stock is outstanding.

Estimation of Common Stock Fair Value

Periodically, the Company has determined its best estimate of the fair value of its common stock by considering the following indicators of value:

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

No shares were issued during the first nine months of 2012 or 2013, respectively.

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

During the first nine months of 2013, the Company repurchased 36,000 Class B Units from former employees and cancelled those units.

During the third quarter of 2013, the Company did not repurchase any Class B Units from former employees.

As of September 30, 2013 and December 31, 2012, total Class B units outstanding were 170,691 and 206,691, respectively, or 0.8% and 0.9%, respectively, of total outstanding units.

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

For the three months ended September 30, 2013 and 2012, compensation expense related to these Interests was $0.0 million and $0.0 million, respectively. For the nine months ended September 30, 2013 and 2012, and for the period from September 22, 2006 (inception) to September 30, 2013, compensation expense related to these Interests was $0.1 million, $0.0 million, and $21.6 million, respectively. The related compensation expense is recognized as selling, general and administrative expense or research and development expense depending upon the recipient’s role in the Company. Amounts recognized as selling, general and administrative expense were $0.0 million for the three months ended September 30, 2013 and 2012. Amounts recognized as selling, general and administrative expense were $0.1 million, $0.0 million, and $14.9 million for the nine months ended September 30, 2013, 2012 and for the period from September 22, 2006 (inception) to September 30, 2013, respectively. Amounts recognized as research and development expense were $0.0 million for the three months ended September 30, 2013 and 2012. Amounts recognized as research and development expense were $0.0 million, $0.0 million, and $6.7 million for the nine months ended September 30, 2013, 2012, and for the period from September 22, 2006 (inception) to September 30, 2013, respectively. An aggregate of 36,000, 28,000, and 828,257 of these Interests were forfeited during the nine months ended September 30, 2013, 2012, and the period from September 22, 2006 (inception) to September 30, 2013, respectively.

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

As of September 30, 2013, a total of 2,741,507 Class C units were outstanding. This represents 12.5% of total outstanding units. These units are convertible into 11,514,329 shares of common stock of Parabel Inc. at the discretion of the Company’s board of directors.

Class D Units

On November 8, 2012, the limited liability company agreement of PA LLC was amended and restated to provide for a new class of units (“Class D Units”) that are issuable to Parabel Inc. upon such terms and conditions as the board of directors of PA LLC may authorize. Unless specifically required otherwise by non-waivable provisions of the PA LLC operating agreement and notwithstanding anything contained herein to the contrary, Class D units shall not be entitled to vote on any matter submitted to the Members, but shall have such other rights, privileges, preferences, and obligations as are specifically provided for in this Agreement for Class D units. No Class D units shall be issued other than to the Company and upon such terms and conditions as the board of directors of the Company shall authorize. As of September 30, 2013, no Class D units were outstanding.

Non-controlling Interest

As of September 30, 2013 and December 31, 2012, non-controlling interests collectively owned approximately 13.3% and 13.3%, respectively, of PA LLC, and have absorbed their respective portion of the loss of PA LLC. The amount of loss absorbed was $0.6 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively. The amount of loss absorbed was $2.1 million, $2.5 million and $22.3 million, for the nine months ended September 30, 2013 and 2012, and the period from September 22, 2006 (inception) to September 30, 2013, respectively.

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

During the three and nine month periods ended September 30, 2013, approximately $49,000 and $165,000, respectively, were charged to operations related to the outstanding options. Of the $165,000, $103,000 was recognized as selling, general and administrative expense and $62,000 was recognized as research and development expense, depending upon the recipient’s role in the Company. The fair value related to unvested options totaled approximately $9,000 and will be charged to operations over the remaining term of the options.

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

As of September 30, 2013 and December 31, 2012, the options granted, net of forfeitures, totaled 435,000 and 420,000, respectively. There were 15,000 options granted during the three and nine month periods ended September 30, 2013. Upon exercise, these options would be convertible into 1,764,000 shares of common stock at the discretion of the Company’s board of directors.

Management Options to Acquire Common Stock of Parabel Ltd.

On January 29, 2013, the Company granted its CEO, CFO and COO 6,780,000, 1,692,250 and 1,692,250 options respectively, to purchase common stock of Parabel Ltd. at an exercise price of $1.11. The options shall vest quarterly over a three (3) year period, 40% of the options shall vest equally at the end of each of the first four consecutive quarters following the grant date, 30% of the options shall vest equally at the end of each of the next four consecutive quarters, and the remaining 30% of the options shall vest equally at the end of each of the next four consecutive quarters.

The fair value of these options when granted aggregated to $5.3 million and was calculated using the Black-Scholes pricing model. This calculation used the following assumptions determined as of January 29, 2013: estimated fair value of the common stock of $1.05, expected discount of marketability of 35%, expected term of 6.05 years, risk free interest rate of 2.03%, an estimated volatility of 96.5%, and a dividend yield of 0%. For the nine months ended September 30, 2013, the compensation costs related to these options was $1.4 million (inclusive of a reduction in the third quarter of compensation expense associated with these employee options totaling $0.3 million based on a revised estimate of the value of the stock options at the date of grant).

On June 10, 2013, the Company issued Oakham Towers Limited, a company which is incorporated in the Cayman Islands, 6,780,000 options to purchase common stock of Parabel Ltd. at an exercise price of $1.11. The options shall vest quarterly over three (3) year period, 40% of the options shall vest equally at the end of each of the first four consecutive quarters following the grant date, 30% of the options shall vest equally at the end of each of the next four consecutive quarters, and the remaining 30% of the options shall vest equally at the end of each of the next four consecutive quarters. The options were issued to Oakham Towers Limited in recognition of the continued operational support and assistance being provided to the executive and operational teams of the Company.

The fair value of the options when granted to Oakham Towers Limited aggregated to $2.8 million and was calculated using the Black-Scholes pricing model. This calculation used the following assumptions determined as of June 10, 2013: estimated fair value of the common stock of $1.05, expected discount of marketability of 35%, expected term of 3.00 years, risk free interest rate of 2.22%, an estimated volatility of 96.5%, and a dividend yield of 0%. For the nine months ended September 30, 2013, the compensation costs related to these options was $0.3 million.

Parabel Ltd. Option Pool

On April 16, 2013, the Board of Directors of Parabel Ltd. authorized the creation of an option pool consisting of options to acquire up to 3,000,000 shares of Parabel Ltd. common stock. This option pool is intended to be used to incentivize employees. None of these 3,000,000 options have been issued as of September 30, 2013.

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

On January 29, 2013, the Company’s board of directors authorized the re-pricing of all of Parabel Inc.’s outstanding stock options, changing the exercise price from $5.50 to $1.23 per option. In accordance with ASC 718-20-35-3, the Company computed the compensation cost as the fair value of the new awards in excess of the fair value of the original awards immediately before their terms were modified, using the Black-Scholes pricing model. This calculation used the following assumptions determined as of January 29, 2013: estimated fair value of the common stock of $1.00, remaining terms ranging from 3.75 years to 5.71 years (depending on the date of the original grant), risk free interest rate of 0.90%, an estimated volatility of 96.5%, and a dividend yield of 0%. The modification affected 615,000 options and resulted in aggregate additional compensation cost of $0.2 million. Of the total compensation cost, $0.1 million was expensed immediately as it related to options which were vested as of January 29, 2013, and $0.1 million will be expensed through 2016.

The weighted average period over which options not vested through September 30, 2013 are expected to vest is 24 months. During the three months ended September 30, 2013 and 2012, approximately $0.1 million and $0.1 million, respectively, were charged to operations related to all of the outstanding options. During the nine months ended September 30, 2013 and 2012, and for the period from September 22, 2006 (inception) to September 30, 2013, approximately $0.5 million, $0.1 million, and $3.2 million, respectively, were charged to operations related to all of the outstanding options. The fair value related to unexercisable stock options as of September 30, 2013 totaled approximately $1.0 million and is expected to be expensed over the next four years.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Balance at December 31, 2008	—	$—	$—
Granted June 2009	1,072,500	$5.50	$2.70
Granted July 2009	45,000	$5.50	$2.83
Forfeited	(200,000)	$(5.50)	$(2.70)
Balance at December 31, 2009	917,500	$5.50	$2.37
Granted January 2010	322,000	$5.50	$3.80
Forfeited	(247,750)	$(5.50)	$(2.95)
Balance at December 31, 2010	991,750	$5.50	$2.68
Granted January 2011	623,000	$5.50	$3.27
Granted June 2011	351,000	$5.50	$3.96
Granted July 2011	265,000	$5.50	$3.96
Forfeited	(885,750)	$(5.50)	$(3.11)
Balance at December 31, 2011	1,345,000	$5.50	$3.49
Granted May 2012	200,000	$5.50	$0.98
Granted August 2012	100,000	$5.50	$0.98
Forfeited	(867,750)	$(5.50)	$(3.31)
Balance at December 31, 2012	777,250	$5.50	$2.73
Granted April 2013	100,000	$1.23	$0.75
Forfeited	(192,250)	$(1.23)	$(3.79)
Balance at September 30, 2013	685,000	$1.23	$2.14

The weighted average grant date fair value for vested options as of September 30, 2013 and 2012 was $3.51 and $3.63, respectively. The weighted average grant date fair value for unvested options as of September 30, 2013 and 2012 was $2.36 and $2.60, respectively.

The weighted average contractual life of stock options at September 30, 2013 and 2012 was as follows:

	2013 (in years)	2012 (in years)
Vested	7.9	8.3
Unvested	8.5	9.1
Total outstanding	8.3	9.0

As of September 30, 2013, a total of 245,833 of the options granted were exercisable and the fair value of such options was $0.9 million. Because the Company has very little history from which to estimate forfeiture of options or grants, it accounts for such forfeitures prospectively, that is, in the period in which they actually occur.

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

As of September 30, 2013, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0.00 and the aggregate intrinsic value of currently exercisable stock options was $0.00. The intrinsic value of each option share is the difference between the estimated fair value of the Company’s stock and the exercise price of such option.

No stock options have been exercised as of September 30, 2013.

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

In June 2011, the board of directors of the Company authorized the grant of one million SARs at a base grant price of $5.50 per share to its then newly appointed Chief Executive Officer under the 2009 Plan. The SARs have a ten-year term and will vest in equal quarterly installments over a two-year period. In the event of a change of control (as defined in the 2009 Plan) or a qualified public offering (as defined in the executive’s employment agreement), the SARs will become 100% vested. The grant date fair value of the SARs aggregated to $3.9 million and was calculated using the Black-Scholes pricing model with the following assumptions determined as of the date of grant: estimated fair value of the common stock of $5.10, expected term of 5.75 years, risk free interest rate of 1.55%, an estimated volatility of 96.5%, and a dividend yield of 0%. The fair value was charged to operations over the remaining vesting periods commencing on the grant date.

On January 29, 2013, the Company’s board of directors authorized the re-pricing of all outstanding SARs, changing the exercise price from $5.50 to $1.23 per SAR. In accordance with ASC 718-20-35-3, the Company computed the compensation cost as the fair value of the new awards in excess of the fair value of the original awards immediately before their terms were modified, using the Black-Scholes pricing model. This calculation used the following assumptions determined as of January 29, 2013: estimated fair value of the common stock of $1.00, remaining term of 4.75 years (depending on the date of the original grant), risk free interest rate of 0.90%, an estimated volatility of 96.5%, and a dividend yield of 0%. The modification affected 1,000,000 SARs and resulted in aggregate additional compensation cost of $0.2 million. Of the total compensation cost, $0.2 million was expensed immediately as it related to SARs which were vested as of January 29, 2013, and approximately $40,000 will be expensed through 2013. For the three months ended September 30, 2013 and 2012, compensation expense related to these SARs of $0.0 million and $0.5 million, respectively, was charged to selling, general and administrative expense. For the nine months ended September 30, 2013 and 2012 and the period from September 22, 2006 (inception) to September 30, 2013, compensation expense related to these SARs of $1.1 million, $1.4 million, and $4.1 million respectively, was charged to selling, general and administrative expense.

Note 6 Related Party Transactions

As described in Note 4, the Company’s principal stockholder has funded notes payable in support of the Company’s operations. These notes payable provide for the accrual of interest through their June 30, 2017 maturity date and $23.9 million and $18.0 million, of such accrued interest is included in accrued expenses-related party as of September 30, 2013 and December 31, 2012, respectively. In addition, the Company’s principal stockholder has invoiced the Company for loan and corporate oversight expenses as well as out-of-pocket costs related to strategic and capital markets assistance. The total amount of such accrued expenses as of December 31, 2012 was $1.1 million, and is included in accrued interest and expenses-related party on the accompanying consolidated balance sheet. There were no invoices received from the Company’s principal stockholder during the nine months ended September 30, 2013. The interest expense for the three months ended September 30, 2013 and September 30, 2012 was $2.3 million and $2.2 million, respectively. The interest expense for the nine months ended September 30, 2013 and 2012 and for the period from September 22, 2006 (inception) to September 30, 2013 was $6.8 million, $6.4 million and $31.6 million, respectively. The Company’s principal stockholder has indicated that it will not require repayment of these accrued amounts until significant additional new funding is obtained from an unaffiliated source.

Note 7 Legal Proceedings

On February 1, 2013, Asesorias e Inversiones Quilicura S.A. (“AIQ”), of Chile, initiated an arbitration before the International Chamber of Commerce (“ICC”) against PA LLC, a subsidiary of the Company, alleging that PA LLC is in breach of an Amended and Restated License Agreement with AIQ entered into as of October 25, 2011 (the “Agreement”). AIQ seeks: (i) damages of $974,238, (ii) a declaration that the Agreement is void, and (iii) a declaration that AIQ owes PA LLC no further obligations under the Agreement. On March 15, 2013, PA LLC sent AIQ a notice of default under the Agreement on account of unpaid license fees in the amount of $500,000 plus accrued interest. AIQ had ten days from receipt of the notice to cure the default. AIQ did not cure the default. On April 8, 2013, PA LLC submitted its Answer and Counterclaim in the ICC arbitration that denied all of AIQ’s substantive allegations and claims for relief and asserted a claim against AIQ for the $500,000 plus accrued interest that AIQ owes PA LLC under the Agreement. AIQ submitted its reply to PA LLC’s counter-claim on May 13, 2013, denying PA LLC’s claims. The parties nominated a sole arbitrator, who was approved by the ICC. The parties and the arbitrator concluded the Terms of Reference on October 4, 2013, and are close to finalizing a procedural order to govern the timetable for the rest of the proceeding. On November 4, 2013, AIQ submitted its initial filing on the merits. No further proceedings have been had in the arbitration. The Company believes that it has meritorious defenses and will defend vigorously against AIQ’s claims. Nevertheless, there can be no assurance that the Company will prevail in the arbitration. Arbitration proceedings are inherently unpredictable, and excessive awards do occur.

On July 31, 2013, the Company received a letter from counsel to a former Chief Financial Officer of the Company, demanding damages arising out of alleged losses deemed to be suffered by the CFO in connection with the cancellation of his Class B Units in PA LLC. The letter offered to settle for the sum of $2,000,000. The Company believes that it has meritorious defenses and will defend vigorously against any claims made. No further actions have been taken in this matter.

Note 8 Subsequent Events

On October 15, 2013, PetroTech funded $125,000 to PA LLC pursuant to the terms of a senior secured term note. The note provides for interest at an annual rate of 12%, which is accrued and is due on June 30, 2017.

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

•

Analysis of the Results of Our Operations. This section begins on page 23, and consists of the following sub-sections that analyze the results of our operations for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012:

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

◦    Interest expense. This sub-section provides a discussion of changes in our interest expense on notes payable - related party and on notes payable - unrelated party.

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

◦    Cash and Cash Flow. This sub-section provides an analysis of selected measures of our liquidity and of our capital resources as of September30, 2013, December 31, 2012 and the three and nine months ended September 30, 2013 and 2012.

◦    Senior Secured Credit Financings. This sub-section provides an analysis of our borrowings from third parties under a senior secured structure.

◦    Contractual Obligations. This sub-section discloses, as of September 30, 2013, information about our contractual obligations and future periods in which payments are due.

◦    Dividends. This sub-section discloses the Company’s dividend policy.

•

Forward-Looking Information and Factors That May Affect Future Results. This section, beginning on page 29 provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial and operating performance, business plans and prospects, strategy, and business-development plans. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

Overview of Our Business

Parabel Inc. provides micro-crop technology to address the global demand for new sources of feed and food. The Company’s proprietary technology is designed to enable customer licensees to grow, harvest and process locally-available aquatic plants (“micro-crops”) to create feed and food products for global markets. Currently, the Company has four license agreements, each of which provide frameworks for commercial-scale build-out, with customer licensees in China, Malaysia, Ecuador and Colombia.

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

Analysis of the Results of Our Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues. No revenue was recognized during the three months ended September 30, 2013 and September 30, 2012, respectively.

Total costs and expenses. Total costs and expenses decreased by $1.9 million, or 28.5%, to $4.9 million in the three months ended September 30, 2013 as compared to $6.8 million in the same period in 2012. The decrease was attributable to a reduction in employee headcount in connection with the Company’s cost reduction initiatives.

Selling, general and administrative expenses. Selling, general and administrative expenses include senior management and overhead costs, business development expenditures, system infrastructure support costs, finance and accounting costs, and intellectual property management costs. The net decrease in selling, general and administrative expenses was approximately $600,000, or 27.0%, to $1.6 million in the three months ended September 30, 2013 as compared to $2.2 million in the same period in 2012. This decrease was caused by a decrease in legal expenses resulting from a settlement agreement, reduction in payroll-related expenses due to a 33.3% reduction in headcount and a decrease in other selling, general and administrative expenses as a result of the Company’s cost reduction initiatives.

Research and development expenses. Research and development expenses decreased by $1.8 million, or 75.0%, to $0.6 million in the three months ended September 30, 2013 as compared to $2.3 million in the same period in 2012. The decrease was partially attributable to a $0.5 million decrease in materials and supplies and equipment rental expenses due to certain experiments that were conducted during the third quarter of 2012. There was also a $0.9 million decrease in payroll-related expenses in the third quarter of 2013 as compared to the same period in 2012 as a result of a 91.7% reduction in headcount. The remaining $0.3 million reduction in costs was a result of scaling back research and development activities within the United States.

Interest expense – related party. Interest expense on notes payable – related party increased by $0.1 million, or 4.6%, to $2.3 million in the three months ended September 30, 2013 as compared to $2.2 million in the same period in 2012. The increase was due to additional funding of the Company’s operations through notes payable from its principal stockholder over the last year. The balance of these notes totaled $87.7 million at September 30, 2013 and $84.2 million at September 30, 2012.

Interest expense – unrelated party. Interest expense on note payable– unrelated party totaled $0.3 million in the three months ended September 30, 2013 as compared to $0.0 million in the same period in 2012. The increase was due to the funding of $15.0 million from Dhabi One Cayman Ltd. on January 29, 2013.

Depreciation expense. Depreciation expense decreased by approximately $45,000, or 41.5%, to approximately $63,000 in the three months ended September 30, 2013 from approximately $108,000 in the same period in 2012. The decrease was due to assets that were fully depreciated or impaired over the last year, offset partially by the depreciation of new capital assets.

Non-controlling interest. As of September 30, 2013 and 2012, non-controlling interests collectively owned approximately 13.3% and 15.6% of PA LLC, respectively, and have been attributed their respective portion of the loss of PA LLC. The amount of loss assigned to non-controlling interests was $0.6 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues. No revenue was recognized during the nine months ended September 30, 2013 and 2012.

Total costs and expenses. Total costs and expenses decreased by $5.3 million, or 23.4%, to $17.6 million in the nine months ended September 30, 2013 as compared to $22.9 million in the same period in 2012. The decrease was attributable to a reduction in employee headcount and other expenses as a result of the Company’s cost reduction initiatives.

Selling, general and administrative expenses. Selling, general and administrative expenses include senior management and overhead costs, business development expenditures, system infrastructure support costs, finance and accounting costs, and intellectual property management costs. For the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, selling, general and administrative expenses decreased by $2.3 million, or 23.5%, to $7.6 million as compared to $9.9 million in the same period in 2012. The decrease was primarily attributable to a reduction in legal and consulting expenses and reductions in share based compensation costs.

Research and development expenses. For the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, research and development expenses decreased by $4.1 million, or 66.3%, to $2.0 million as compared to $6.1 million in the same period in 2012. The decrease was partially attributable to a $1.9 million decrease in payroll-related expenses as a result of a 91.7% reduction in employee headcount within research and development as a result of closing the Fellsmere facility and scaling back its research and development activities in the United States. Other research and development expenses such as materials and supplies, equipment rental and consultant expenses were reduced by $2.2 million as a result of the Company’s cost reduction initiatives.

Interest expense – related party. For the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, interest expense – related party increased by $0.4 million, or 6.4%, to $6.8 million compared to $6.4 million in the same period in 2012. The increase was due to additional funding of the Company’s operations through notes payable from its principal stockholder over the last year. The balance of these notes totaled $87.7 million at September 30, 2013 and $84.2 million at September 30, 2012.

Interest expense – unrelated party. Interest expense on note payable– unrelated party increased by $0.9 million, or 100% to $0.9 million in the nine months ended September 30, 2013 as compared to $0.0 million in the same period in 2012. The increase was due to the funding of $15.0 million from Dhabi One Cayman Ltd. on January 29, 2013.

Depreciation expense. For the nine months ended September 30, 2013 as compared to the same period in 2012, depreciation expense decreased by approximately $173,000, or 46.8% to $197,000 as compared to approximately $370,000 in the same period in 2012. The decrease during 2013 as compared to the same period in 2012 was due to assets which were fully depreciated or impaired over the last year, offset partially by the depreciation of new capital assets.

Non-controlling interest. As of September 30, 2013 and 2012, non-controlling interests collectively owned approximately 13.3% and 15.6% of PA LLC, respectively, and have been attributed their respective portion of the loss of PA LLC. For the nine months ended September 30, 2013 and 2012, non-controlling interests were assigned $2.1 million and $2.5 million of the net loss, respectively.

Analysis of Financial Condition, Liquidity and Capital Resources

Overview

To date, the Company has financed its operations primarily through loans from, and debt securities issued to, its principal stockholder. To a lesser extent, the Company has also raised funds by issuing debt and equity securities to unrelated third parties. Since its inception through September 30, 2013, the Company has raised in the aggregate $131.6 million in debt and equity investments, with $106.7 million of this total raised from its principal stockholder and $24.9 million raised from unrelated third parties. On January 29, 2013, Dhabi Cayman One Ltd, an unaffiliated investor based in the United Arab Emirates, invested $15.0 million in Parabel Ltd. in the form of a senior secured convertible note (the “Dhabi note”). The funds from the Dhabi note will be used to support the working capital needs and operations of Parabel Ltd. The Company does not anticipate receiving significant additional funds from its principal stockholder.

Cash and Cash Flow

At September 30, 2013, the Company (on a consolidated basis) had unrestricted cash and cash equivalents of $8.4 million, compared to $0.4 million at December 31, 2012.

Net cash used in operating activities was $6.5 million and $11.7 million, during the nine months ended September 30, 2013 and 2012, respectively. The decrease in cash usage from 2012 to 2013 was primarily attributed to cost savings resulting from the Company’s year-over-year headcount and associated compensation reductions described above in “Results of Operations”.

Net cash used in investing activities, which consisted primarily of the purchase of capital assets, was $0.2 million and $0.2 million, for the nine months ended September 30, 2013 and 2012, respectively.

Net cash provided by financing activities was $14.8 million and $4.1 million during the nine months ended September 30, 2013 and 2012, respectively, and consisted of advances from the Company’s principal stockholder and financing from Dhabi Cayman One Ltd.

Senior Secured Credit Financings

Affiliates and an unaffiliated source of the Company have provided borrowings under a senior secured structure, as described in more detail below:

As of September 30, 2013
Note Payable to Valens U.S. SPV I, LLC	$417,512
- Interest accrues monthly, at 12% per annum
- Note is due on June 30, 2017

Notes Payable to PetroTech	55,447,089
- Interest accrues monthly, at 12% per annum
- Notes are due on June 30, 2017

Convertible Note Payable to PetroTech	10,000,000
- Interest accrues monthly at 12% per annum
- Note is due on June 30, 2017 if not converted to common shares as described below

Up to $25,000,000 Note Payable to PetroTech	21,786,810
- Interest payable monthly and is drawn into note on a monthly basis at Prime + 2% (5.25% at September 30, 2013 and December 31, 2012)
-Note is due on June 30, 2017
- Permits additional draws to fund interest. Maximum balance of this note is limited to $25,000,000
Total Notes Payable - Related Party	87,651,411

Senior Convertible Note Payable to Dhabi Cayman One Ltd.	15,514,180
- Note is due on January 29, 2018
Total Notes Payable - Unrelated Party	15,514,180

Total	$103,165,591

As of September 30, 2013, the principal balance of notes payable - related party was classified as a noncurrent liability on the accompanying consolidated balance sheet based on the maturity date of June 30, 2017 for the full balance plus accrued noncurrent interest of $23.9 million. The notes payable - related party are secured by all of the assets of Parabel Inc. and PA LLC (but not the assets of Parabel Ltd.). The convertible note payable allows the holder (at the holder’s option) to convert all or any portion of the issued and outstanding principal amount and/or accrued interest and fees then due into shares of the Company’s common stock at a fixed conversion price of $5.43 per share.

As of September 30, 2013, the principal balance of the note payable – unrelated party was classified as a noncurrent liability on the accompanying consolidated balance sheet based on the maturity date of January 29, 2018 for the full balance plus accrued noncurrent interest of $317,178. The Senior Convertible Note is secured by a first priority perfected security interest in all of the assets of the Company. The Senior Convertible Note bears interest at 8% per annum, compounds each calendar quarter and is payable in arrears on the maturity date, or at such earlier date or dates when the Company has cash available to be distributed as determined in the sole discretion of the board of directors of the Company. The interest rate increases to 10% per annum upon the occurrence of, and during the continuance of, certain events of default. The Senior Convertible Note and any accrued and unpaid interest are convertible at the Purchaser’s option into the number of shares of common stock of Parabel Ltd. (the “Common Stock”) equal to the dollar amount being converted divided by $1.00 per share of Common Stock, subject to adjustment if certain events of dilution occur.  In addition, the Senior Convertible Note and any accrued and unpaid interest are also convertible by the Company upon the approval of the holders of a majority of the Senior Convertible Notes then outstanding or the Company conducting a public offering in which the Company receives net proceeds of at least $50,000,000.

Each note payable and the related master security agreement and equity pledge and corporate guaranty agreement contain provisions that specify events of default which could lead to acceleration of the maturity of the debt. These provisions prohibit the encumbrance or sale of the Company’s assets and require maintenance and insurance of the Company’s assets. The loan agreements do not contain any required financial ratios or similar debt covenants. Generally, an event of default would arise if the Company became insolvent, filed for bankruptcy, allowed a change in control or had unresolved judgments against its assets. As of September 30, 2013, none of these events had occurred.

Interest charged to operations on these notes, including amortization of original issue discount, was $2.6 million and $2.2 million during the three months ended September 30, 2013 and 2012, respectively. Interest charged to operations on these notes, including amortization of original issue discount, was $7.7 million, $6.5 million, and $32.4 million during the nine months ended September 30, 2013 and 2012, and the period from September 22, 2006 (inception) to September 30, 2013, respectively.

The principal amount of debt obligations as of September 30, 2013 was $103.5 million, of which $21.8 million was outstanding at a floating rate of 2% over the prime interest rate, $65.9 million was outstanding at a fixed rate of 12% and $15.8 million was outstanding at a fixed rate of 8%. Floating rate borrowings will lead to additional interest expense if interest rates increase.

Contractual Obligations

The following table discloses aggregate information about the Company’s contractual obligations and period in which payments are due as of September 30, 2013:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt: principal – related party	$87,651,411	$—	$—	$87,651,411	$—
Debt: principal – unrelated party	15,514,180	—	—	15,514,180	—
Debt: accrued interest to date – related party (1)	23,927,322	—	—	23,927,322	—
Debt: accrued interest to date –unrelated party (2)	317,178	—	—	317,178	—
Debt: estimated future interest –related party (3)	36,880,141	—	—	36,880,141	—
Debt: estimated future interest –unrelated party (4)	8,460,781	—	—	8,460,781	—
Operating lease commitments	291,948	291,948	—	—	—
Total contractual obligations	$173,042,961	$291,948	$—	$172,751,013	$—

(1)

Represents the amount of related party interest that has been accrued through the balance sheet date on approximately $65.9 million of outstanding debt at a fixed annual rate of 12% and $21.8 million of outstanding debt which is compounded monthly at prime + 2% (assumed to be 5.25%). These amounts are due at the June 30, 2017 maturity date of the related debt.

(2)

Represents the amount of related party interest that has been accrued through the balance sheet date on approximately $15.5 million of outstanding debt at a fixed annual rate of 8% compounded quarterly. This amount is due at the January 29, 2018 maturity date of the related debt.

(3)

Estimated future related party interest represents the amount of interest expected to accrue until the maturity date of the related debt, which in all cases is June 30, 2017. The estimated amount is calculated from the current balance sheet date as of September 30, 2013 through maturity of June 30, 2017 and 012 2 12 a senior secured convertible note.nvestor based in the United Arab Emirates, invested $15 Million in is based upon the principal balance of each note and the applicable interest rate, which is compounded monthly at prime + 2% (assumed to be 5.25%) on approximately $21.8 million of floating rate debt and calculated on a non-compounded basis at 12% on the remaining $65.9 million of fixed rate debt.

(4)

Estimated future unrelated party interest represents the amount of interest expected to accrue until the maturity date of the related debt, which in all cases is January 29, 2018. The estimated amount is calculated from the current balance sheet date through maturity based upon the principal balance of each note and the applicable interest rate, which is a fixed annual rate of 8% compounded quarterly.

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

While the Company has a limited but growing list of prospective customer licensees, the Company’s costs are mostly variable and the Company does not have significant commitments other than its debt and lease obligations. The Company anticipates that its net loss from operations and net cash used in operations over the next 12 months will continue to decline as a result of cost reduction measures, which will partially be offset by the increase in commercialization initiatives. The Company has never been profitable and has incurred significant losses and cash flow deficits since its inception. For the nine months ended September 30, 2013 and 2012, and the period from September 22, 2006 (inception) to September 30, 2013, the Company reported net losses of $17.6 million, $22.3 million, and $186.1 million, respectively, and negative cash flows from operating activities of $6.5 million, $11.7 million, and $106.3 million, respectively. As of September 30, 2013, the Company has an aggregate accumulated deficit of $163.8 million. The Company anticipates that it will continue to report losses and negative cash flows for the remainder of 2013. As a result of these net losses, cash flow deficits, and other factors, there is a substantial doubt about the Company’s ability to continue as a going concern.

The Company’s accompanying consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty. As of September 30, 2013, these adjustments would likely include the substantial impairment of the carrying amount of the Company’s non-cash assets of $0.6 million and potential contingent liabilities that may arise if the Company is unable to fulfill various operational commitments. In addition, the value of the Company’s securities, including common stock and warrants, would likely be significantly impaired. The Company’s ability to continue as a going concern is dependent upon it generating sufficient cash flow from operations and obtaining additional capital and financing.

On January 29, 2013, the Company secured an investment of $15.0 million in the form of a senior secured convertible note issued by Parabel Ltd. The funds from this note will be used to support the working capital needs and operations of Parabel Ltd.

Off-Balance Sheet Arrangements

As of September 30, 2013 and 2012, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Dividends

The Company has no plans to declare any dividends or other distributions to shareholders. To the extent the board of directors of the Company were to declare a dividend or other distribution to shareholders, it would only occur, firstly, to the extent that the Company had working capital available for such dividend or other distribution that was in excess of the sum of $25 million and the principal amount (and unpaid accrued interest) of the Dhabi note then outstanding (“available working capital”) and, secondly, after any accrued interest on the Dhabi note and accrued interest and outstanding principal on the Company’s notes payable – related party are paid out of available working capital.

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

Critical Accounting Policies

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012. There have been no significant changes in the critical accounting policies since December 31, 2012.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 1, 2013, Asesorias e Inversiones Quilicura S.A. (“AIQ”), of Chile, initiated an arbitration before the International Chamber of Commerce (“ICC”) against PA LLC, a subsidiary of the Company, alleging that PA LLC is in breach of an Amended and Restated License Agreement with AIQ entered into as of October 25, 2011 (the “Agreement”). AIQ seeks: (i) damages of $974,238, (ii) a declaration that the Agreement is void, and (iii) a declaration that AIQ owes PA LLC no further obligations under the Agreement. On March 15, 2013, PA LLC sent AIQ a notice of default under the Agreement on account of unpaid license fees in the amount of $500,000 plus accrued interest. AIQ had ten days from receipt of the notice to cure the default. AIQ did not cure the default. On April 8, 2013, PA LLC submitted its Answer and Counterclaim in the ICC arbitration that denied all of AIQ’s substantive allegations and claims for relief and asserted a claim against AIQ for the $500,000 plus accrued interest that AIQ owes PA LLC under the Agreement. AIQ submitted its reply to PA LLC’s counter-claim on May 13, 2013, denying PA LLC’s claims. The parties nominated a sole arbitrator, who was approved by the ICC. The parties and the arbitrator concluded the Terms of Reference on October 4, 2013, and are close to finalizing a procedural order to govern the timetable for the rest of the proceeding. On November 4, 2013, AIQ submitted its initial filing on the merits. No further proceedings have been had in the arbitration. The Company believes that it has meritorious defenses and will defend vigorously against AIQ’s claims. Nevertheless, there can be no assurance that the Company will prevail in the arbitration. Arbitration proceedings are inherently unpredictable, and excessive awards do occur.

On July 31, 2013, the Company received a letter from counsel to a former Chief Financial Officer of the Company, demanding damages arising out of alleged losses deemed to be suffered by the CFO in connection with the cancellation of his Class B Units in PA LLC. The letter offered to settle for the sum of $2,000,000. The Company believes that it has meritorious defenses and will defend vigorously against any claims made. No further actions have been taken in this matter.

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

None.

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

101**

The following materials from Parabel Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, are formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the three months ended September 30, 2013, and September 30, 2012, the nine months ended September 30, 2013 and September 30, 2012 and for the period from inception (September 22, 2006) through September 30, 2013; (iv) Consolidated Statement of Changes in Stockholders’ Deficit for the period from inception (September 22, 2006) to September 30, 2013; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012, and for the period from inception (September 22, 2006) through September 30, 2013; and (vi) Notes to Consolidated Financial Statements September 30, 2013 (Unaudited).

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

PARABEL INC.

Date: November 14, 2013	By:	/s/ SYED NAQVI
	Name:	Syed Naqvi
	Title:	Chief Financial Officer